Form 10QSB
period 2001-09-30
SHIPROCK INC
filed 2001-11-07
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 0-33023
--------------------------------------------------------------------------

                               SHIPROCK, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Nevada                                86-0982792
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

    1370 N. Monterey Dr., Apache Junction, AZ             85220
    -----------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (480) 288-4220
                                         ----------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of September 30, 2001. Preferred Stock, $.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of September 30, 2001.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                       330 E. Warm Springs
                                                      Las Vegas, NV  89119
                                                              702.528.1984
                                                       425.928.2877 (efax)

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


Board of Directors
Shiprock, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Shiprock, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the nine-months ended September 30, 2001 and 2000 and for the period November 2, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period November 2, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Shiprock, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated July 17, 2001, I expressed an unqualified opinion on those financial statements.

October 18, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                                 Shiprock, Inc.
                          (a Development Stage Company)
                                 Balance Sheet



BALANCE SHEET

                                     September 30,   December 31,
                                         2001            2000
                                       -------         --------
ASSETS
Current Assets:
Cash                                   $     404       $  1,469
Inventory                                      -          1,872
                                       ---------       --------
Total Current                                404          3,341
                                       ---------       --------

Fixed assets, net                          7,422          8,744
                                       ---------       --------
Total Assets                           $   7,826       $ 12,085
                                       =========       ========

Liabilities and Stockholders' Equity

Current liabilities                    $       -       $      -
                                       ---------       --------

Stockholders' Equity:

Common stock, $0.001 par value,
    20,000,000 shares authorized;
    2,200,750 shares issued and
    outstanding as of 6/30/01
    and 12/31/00 respectively              1,580         1,580

Preferred stock, $0.001 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding              -             -

Additional paid-in capital                28,420        28,420

Deficit accumulated during
development stage                        (22,174)      (17,915)
                                        --------      --------
Total Stockholders' Equity                 7,826        12,085
                                        --------      --------
Total Liabilities and
    Stockholders' Equity                $  7,826      $ 12,085
                                        ========      ========



The accompanying Notes are an integral part of these financial statements.

                               Shiprock, Inc.
                        (a Development Stage Company)
                            Statement of Operations



STATEMENT OF OPERATIONS

                    For Three Mos Ended      For Nine Mos Ended    Nov 2, 1999
                  -----------------------  ---------------------- (Inception) to
                        Sept 30,  Sept 30,  Sept 30, Sept 30,      September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------
Revenue                 $    623   $  3,500  $  3,701  $ 3,500    $  7,201
Cost of goods sold           884      2,523     2,756    2,523       5,227
                        --------   --------  --------  --------   --------
Gross profit                (261)       977       945      977       1,974
                        --------   --------  --------  --------   --------
Expenses:
  General and
  administrative
  expenses                   796      1,389     3,882      1,909    22,385
  Depreciation               441          -     1,322         -      1,763
                        --------   --------  --------  --------   --------
    Total expenses         1,237      1,389     5,2004     1,909    24,148
                        --------   --------  --------  --------   --------
Net (loss)              $ (1,498)  $   (412) $ (4,259) $   (932)  $(22,174)
                        ========   ========  ========  ========   ========
Weighted average
number of
common shares
outstanding            1,580,000  1,000,000  1,580,000  1,000,000  1,263,113
                       =========  =========  =========  =========  =========

Net loss per share     $  (0.00)  $  (0.00)  $  (0.00)  $  (0.00)  $  (0.02)
                       =========  =========  =========  =========  =========


The accompanying Notes are an integral part of these financial statements.

                                 Shiprock Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows


STATEMENT OF CASH FLOWS



                                       For nine-months ended  November 2, 1999
                                       ---------------------   (Inception to)
                                         Sept 30,  Sept 30,      September 30,
                                           2001      2000          2001
                                         --------- --------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                               $  (4,259)  $   (932)   $ (22,174)
  Depreciation expense                       1,322          -        1,763
Adjustments to reconcile net loss
to net cash used by operating activities:
  Decrease/(increase) in inventory           1,872          -            -
                                           --------   --------    ---------
Net cash used by operating activities       (1,065)      (932)     (20,411)
                                         ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                         -            -     (9,185)
                                         ---------    ---------   ---------
Net cash provided (used)
by investing activities                          -            -     (9,185)
                                         ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         -            -     30,000
Decrease/(increase) in subscriptions
   receivable                                    -        1,000          -
                                         ---------    ---------   --------

Net cash provided by
financing activities                             -        1,000     30,000
                                         ---------    ---------   --------
Net (decrease) increase in cash             (1,065)          68        404
Cash - beginning                             1,469            -          -
                                         ---------    ---------   --------
Cash - ending                            $     404    $      68   $    404
                                         =========    =========   ========

Supplemental disclosures:

Interest paid                            $      -     $       -   $      -
                                         =========    =========   ========
Income taxes paid                        $      -     $       -   $      -
                                         =========    =========   ========


The accompanying Notes are an integral part of these financial statements.

                              Shiprock, Inc.
                      (a Development Stage Company)
                                  Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $22,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Shiprock, Inc. is developmental stage company, which plans to provide installation of landscaping for new homes in the metropolitan area of Phoenix, Arizona, with a primary emphasis on irrigation systems. This includes renovation, sprinkler installation and repair on later model homes.

Shiprock, Inc. was incorporated to set up a landscaping business, initially in the greater metropolitan area of Phoenix, Arizona. Its primary focus will be the installation of irrigation systems for new homes, as well as the repair of previously installed sprinkler systems. Shiprock is an outgrowth of a landscaping business that has been doing business by the Company's current management as The Flying Circus, a licensed Limited Liability
Company operated in the Phoenix, Arizona area for the past ten years

Shiprock, Inc. has set out to develop its expertise in the area of irrigation, this would include both the installation of new systems and to repair systems that are fifteen to twenty years old. Management has observed that many customers are unwilling to replace a broken irrigation systems, but look for service to repair them. One of the factors that led management to realize that a separate business specializing in irrigation systems could be viable was the fact that a substantial number of other contractors would regularly call them, via their Flying Circus landscaping operations to sub-contract out the irrigation jobs.

Prospective customers and marketing targets for Shiprock include both new homebuyers and longer term homeowners. Plans to advertise in the Yellow Pages and newspapers in the Phoenix area are being supplemented by the use of value-pack advertising and flyer runs on new home developments in targeted neighborhoods. Furthermore, and most importantly, through their sub-contracting experience with Flying Circus, the management of Shiprock, Inc. are known by many homeowners and residents through whom they have developed a network of contacts and customers by word-of-mouth endorsements.

Word-of-mouth is of no advantage unless those customers who deliver it, have positive things to say, and in this regard. Their can be no assurances that word-of-mouth recommendations would by sufficient to keep Shiprock as a Going Concern. The auditors of the Company have issued a going concern opinion in Note 2 of the Notes to Financial Statements, The Company may not be able to generate enough revenues or have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Shiprock, Inc. is one of the few landscaping services, in the Phoenix metro area that offers 24-hour emergency service. This emergency service would include a faulty sprinkler system springs with a leak at 10:00 p.m. They offer homeowners has an emergency solution to a sprinkler problem. Moreover, the Company hopes to develop a reputation of quick turnaround time from a customer's initial call to the beginning of work on a repair or new installation. Management believes that typical of service from most of the area contractors is a 72-hour lag from first contact to the return of an estimate, and then another week until the work is completed. It is Shiprock's commitment is to call the customer back within an hour with an estimate and then to begin the work itself within a 24-hour period. The Company has access to three trucks that are fully stocked with everything needed to diagnose a problem and make the repair.

Going Concern - The Company experienced operating losses for the period ended September 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Loss Per Share - The Company adopted the provisions of Statement
Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.
The Company did not present Diluted EPS since it has a simple capital structure.

Results of Operations

During the Third Quarter ended September 30, 2001, the Company generated $623 in revenues as compared to $3,500 for the same period last year.

In its most recent nine month operating period ended September 30, 2001, the Company generated revenues of $3,701 as compared to $3,500 for the same period last year. For the nine month period, the Company incurred a net loss of $4,259 as compared to net loss of $932 for the same period last year, this net loss included depreciation costs of $1,322, and general and administrative expenses of $3,882; and, a negative cash flow $1,065 for the first nine months of this fiscal year. During the Third Quarter, the Company continued to seek new strategies to broaden its landscaping customer base . The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $22,174.

Plan of Operation

Management does not believe that the Company will be able to generate Significant profit during the coming year, unless the company can define a better strategy to market products through its website. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

Liquidity and Capital Resources

On November 2, 1999, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of September 30, 2001, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

Shiprock, Inc. is developmental stage company, which plans to provide installation of landscaping for new homes in the metropolitan area of Phoenix, Arizona with a primary emphasis on irrigation systems. This includes renovation, sprinkler installation and repair on later model homes.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Employees
---------

The Company currently has five employees of which two are both officers and directors of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed November 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b) By-Laws of the Company adopted November 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  4     Instruments Defining the Rights of Security Holders
               Sample Stock Certificate, this filing.

 23     Consent of Experts and Counsel
               Consent of Independent Public Accountant, this filing

(b) Reports on Form 8K

None filed during the Quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Shiprock, Inc.
                                   --------------
                                    (Registrant)

Dated:  November 6, 2001        By:  /s/ Tommy Gropp
                                -----------------------
                                Tommy Gropp,
                                Chairman of the Board
                                President
                                Chief Executive Officer
                                Chief Financial Officer


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Shiprock, Inc.
                                   --------------
                                    (Registrant)

Dated:  November 6, 2001        By:  /s/ Michael Artis
                                --------------------------------
                                Director and Corporate Secretary