Form 10KSB
period 2001-12-31
SHIPROCK INC
filed 2002-03-28
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-33023

                                 Shiprock, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              86-0982792
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

    1370 N. Monterey Dr., Apache Junction, AZ             85220
    -----------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (480) 288-4220
                                         ----------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of December 31, 2001, the Issuer's stock was not trading on any stock exchange, it was cleared for trading on the Over the Counter Bulletin Board on February 25, 2002.

     As of December 31, 2001, the issuer had 1,580,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................14
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......15
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....17
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................23
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................25

SIGNATURES   ..............................................................26



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  Business Development, Organization and Acquisition Activities

Shiprock, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 2, 1999. The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. On November 2, 2000, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock to approximately 64 shareholders. As of December 31, 2001, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

Shiprock, Inc. is developmental stage company, which plans to provide installation of landscaping for new homes in the metropolitan area of Phoenix, Arizona, with a primary emphasis on irrigation systems. This includes renovation, sprinkler installation and repair on later model homes.

The Company anticipates that the proceeds from the sale of the Common
Shares offered in the 504 Offering referred to above were sufficient to provide the capital requirements to implement the Company's initial plans over the next twelve months. Management believes the Company's continued expansion is dependent upon the achievement of profitable operations in the future, of which there are no guarantees. The Company could be required to secure additional financing to fully implement its entire business plan. There is no guarantee that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.


1)  Principal Products, Services and Principal Markets.

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

According to the US Census Bureau, there were 47,994 privately owned housing units authorized in the greater Phoenix area in 2000. There are only 321 landscaping companies listed. Given the fact that the arid climate in the Southwest makes the installation of irrigation for landscaping very important to maintain health plants and landscaping.

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

Word-of-mouth is of no advantage unless those customers who deliver it, have positive things to say, and in this regard. Their can be no assurances that word-of-mouth recommendations would by sufficient to keep Shiprock as a Going Concern. The auditors of the Company have issued a going concern opinion in Note 6 of the Notes to Financial Statements, The Company may not be able to generate enough revenues or have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

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

The revenues generated by complete home landscaping installation can be approximately $2,000 to $6,000 per job. A four-man crew consisting of 1 foreman and 3 workers can complete three to five installations a week depending on the difficulty and magnitude of the job. The cost to complete a home landscaping installation with parts and labor can amount to approximately $1,500 to $5,000.

One sprinkler repair technician can complete 3-5 repairs per day, averaging $100 a job. With a sales manager who can meet with potential clients and walk finished jobs to ensure customer satisfaction, and an office manager who will take all incoming calls assigning technicians to repairs while transferring the potential clients over to the sales manager, the behind the scenes labor costs can be extensive.

According to "News You Can Use," at http://www.igin.com/irrigation/ irnews.html) some manufacturers we polled are showing stunning increases of up to 40% for the first half of the year. A number of manufacturers have shown increases of 76% for the month of May, while one manufacturer claimed a 92% rise over last year."

Though these figures relate to the manufacturing of irrigation systems, it follows that if there are rapid increases in sprinkler sales, there would be a corresponding growth in opportunity for those professionals skilled in installing, maintaining and repairing them. And while there are indeed many manufacturers' associations that have been set up throughout the different regions of the United States, there is an almost total lack of businesses that seek to provide the kind of standardized, contractor name recognition in the field of irrigation services that are provided in other service-oriented industries.

The Company has initiated plans to identify prospective customers for the landscaping of residential homes with special emphasis on the installation and repair of irrigation systems, both new and old. Shiprock now sub-contracts sprinkler repair jobs within the limits allowed by Arizona regulatory practice. The Company has therefore begun to generate some income as it continues to build its customer base.

Risk Factors
------------

a) LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS. The Company was incorporated in the State of Nevada on November 2, 1999 (file number: 28250-1999) As of the date of this document, the Company has developed a business plan, established administrative offices and an operating facility at Apache Junction, AZ, and begun the process of identifying prospective customers for the landscaping of residential homes in the Phoenix metropolitan area. Shiprock, as of August 2000, has begun to implement the repair segment of its business plan.

The Company has limited operating history and must be considered to be only a step away from the status of a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will operate.

b) EVENTUAL NEED FOR ADDITIONAL CAPITAL. In September, 2000, the Company completed a 504 Offering and was able to generate enough working capital to implement plans for the first year of its operations. However, the Company will eventually need a good deal of additional capital in order to expand its operations. Especially when it begins to expand beyond the Phoenix area, the Company will need a large reserve of capital from which to draw in order to fund additional operations, get the required licenses, identify customer bases, and so on. This need for additional funds will be derived somewhat from internal revenues and earnings, but the vast majority will be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment value.

c) OPERATING LOSSES, NEGATIVE CASH FLOW FROM OPERATIONS LIKELY FOR FORESEEABLE FUTURE. There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing through a Regulation D, 505 or 506 Offering to fully implement its entire business plan.

As stated above, the Company has begun some revenue generation in relation to its repair services. It is, however, important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) to eighteen (18) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

d) STRONG COMPETITION COULD CUT INTO COMPANY'S MARKET. Competition for small landscaping companies is relatively limited due to the number of new homes and renovations being done in the metropolitan Phoenix area, and as stated above, the Company is in a relatively new position to capture this business from its competitors. There is no guarantee that Shiprock will be able to build on these accomplishments, or that the public will support Shiprock in the future. Other companies, with greater financial resources, could enter the Phoenix area, or current competitors could find ways to out perform Shiprock, at the Company's expense.

A common problem with most small landscaping companies is that they are not able to do the larger jobs due to lack of sufficient capital. It is possible that the Company could face this problem, especially if a well-financed competitor should enter the market or emerge from the current field.

Furthermore, the Company's desire to expand could expose it to competition both from large companies who share the desire to operate in a national arena and from the established companies in various regions and areas of the country who would be fighting for the same customers as those of Shiprock or its affiliates and associated entities.

e) COMPANY MAY FAIL TO CONVINCE ENOUGH CUSTOMERS TO USE ITS SERVICES. The Company's plans to establish a landscaping business with a primary emphasis on irrigation systems are obviously dependent on its ability to convince the homeowners of the Phoenix area that it is the best option to provide the service they need. Despite the good reputation and strong referral base of the Company's management and its strong belief that Shiprock will do very well, if it cannot establish itself as an effective business in its home market it will not be able to fulfill any of the more ambitious aspects of its business plan. There can be no assurances that this market acceptance will be forthcoming.

f) DEPENDENCE ON KEY PERSONNEL COULD LEAD TO PROBLEMS. The Company currently relies heavily upon the services and expertise of Tommy Gropp and Michael D. Artis. Should the Company be deprived of the services of either or both of these men for any reason during this period of initial and expansion, the results would be devastating to the Company and could lead to its dissolution.

g) POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES COULD LIMIT SHIPROCK'S PROSPECTS. In order to implement the aggressive business plan of the Company, management recognizes that additional staff will be required. The Company's two Officers are the only personnel at the outset. The Company will require the hiring of an office assistant and laborers.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

h) POSSIBLE REGULATORY OBSTACLES CREATED BY CHANGES IN WATER SUPPLY. In the Southwest United States there are major political storms as well as troubling environmental issues that relate to the issue of the water supply. The use of water from the area's major rivers are at the center of continuing disputes between the states of those regions. As a company primarily concerned with irrigation systems and the watering of client's lawns, shrubbery and gardens, Shiprock's fortunes are intimately bound up with all issues of public policy that have to do with these critical issues of water use. It is entirely possible that controversies and regulations that relate to these issues could have an adverse effect on the Company's business, both in Arizona and in the larger Southwest region that it intends to serve.

i) DROUGHT CONDITIONS COULD LEAD TO PROHIBITIONS ON WATERING. The State of Arizona and parts of the Southwest have been subjected to drought with some regularity in the past decades. It is well known that the first kind of water use that local and state governments curtail when faced with a short-age of that critical element is that relating to the watering of private lawns and gardens. In some jurisdictions, such usage is prohibited by severe fines. Should such a situation come into being in the future, the Company would stand to lose a substantial amount of revenues, and, if severe enough, could even cause the Company's business to fail.

j) CHANGING ENVIRONMENTAL ATTITUDES COULD CUT THE AVAILABLE MARKET. As the availability of water becomes a bigger issue and many people are in the process of changing their attitudes toward appropriate water use, advocates are emerging for so-called indigenous plant landscaping that relies on flora that grow naturally in the dry desert climate of the Southwest. Whatever might be said on either side of this issue, the fact remains that to the extent that consumers turn away from green grasses and plants, the Company's lawn-sprinkler systems will have a smaller available market.

k)  PLANS FOR EXPANSION MAY BE UNREALISTIC.  The management of Shiprock,
Inc. has confidence in its vision for the Company and believes that the time is ripe for a firm to develop and expand its irrigation business. However the fact that none exists to this point is indicative of the strong possibility that the difficulties and challenges in creating such a company are too great to be overcome. Other Companies, pursing this market have had such a vision and have been unsuccessful in their attempts to realize it. Customers often gravitate to local firms; the realities of the business in the Northeast, for example, where winterizing systems with a compressed air blowout to prevent the destruction of pipes by freezing residual water are far different from those in the desert-like conditions near the Company's home base and obviously any national company needs to find its ways to deal with these differences. Potential investors should carefully consider the possibility that the Company's plans to expand may not be realistic and could ultimately prove to be unworkable.

l)  GOVERNMENT REGULATION COULD UNDERMINE THE COMPANY'S PROFITABILITY.
Though the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies. Especially in relation to the Irrigation industry, there are many different kinds of regulatory bodies and diverse problems that arise in different geographical and climactic regions that can affect in all manner of ways Shiprock's ambitious expansion plans. One small example: two confusing laws relating lawn sprinkler systems to the plumbing industry in Illinois resulted in a Supreme Court case in that state in which a lawsuit was brought against a landscaping concern for installing an irrigation system without a plumber's license. Multiplied by multiple states' worth of regulations, this kind of incidence could place enormous obstacles in the way of the Company's expansion plans.

m) LACK OF CASH DIVIDENDS. The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay a cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")

n) POSSIBLE LIABILITY FOR SERVICE PROVIDED. There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

o)  SHARES SUBJECT TO RULE 144.  On April 14, 2000, the Company had
1,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")

p)  POTENTIAL FLUCTUATION IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.


q)  RISKS ASSOCIATED WITH NEW CAMPAIGNS AND ATTEMPTS TO EXPAND

There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance.
Furthermore, any concerted but unsuccessful attempts by the Company to find new pay telephone sites or to expand its base beyond Houston could damage the Company's reputation and diminish the value of its name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, that could strain the Company's management, financial and operational resources.
The lack of market acceptance of the Company's services could result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.


r)  RISKS ASSOCIATED WITH ACQUISITIONS

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its pay telephone sites or the regions within which it operates.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

2)  Customers

The Company intends to serve homeowners both new and established by the installation, maintenance and repair of irrigation systems both new and previously installed. Initially the Company will operate in Arizona in the greater Phoenix area but intends to expand its field of operations to regional and then national markets with the creation of a network of connected businesses. The focus, however, will remain on the servicing of the home market.


3) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future Employees and any future consultants and in connection with its license agreements with third parties and generally seeks to control access to its irrigation business and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in irrigation businesses may be uncertain, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.


4)  Effect of Existing or Probable Government Regulations

The Company is fully bonded and licensed and careful in its adherence to all regulations. Beyond these, however, the irrigation industry is subject to many different kinds of regulatory authority, not only in Arizona but in the country as a whole; and these regulations differ in relation to climate, local water supplies, and numerous other factors that vary from state to state or even municipality to municipality. Shiprock plans to stay abreast of all federal, state, regional and local regulations that are relevant to its business and maintain careful compliance with them wherever necessary.

5)  Impact of Environmental Laws

As a licensed contractor, the Company must adhere to all federal, state or local environmental laws which would effect is operations.

6)  Employees

The Company currently has three (3) employees, one (1) President and Chief Executive Officer, and one (1) Secretary and currently sub-contracts its manual laborer requirements. In order to further implement its business plan, management recognizes that additional staff will be required. This would include an office assistant, foreman, sprinkler techs and laborers as required to complete the work.

(i) The Company's performance is substantially dependent on the performance of its President, Tommy Gropp and its Corporate Secretary, Michael Artis. In particular, the Company's success depend on their ability to build the business for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

A.  Description of Property

The Company's corporate headquarters are located at: 1370 N. Monterey Dr., Apache Junction, AZ 85220. Telephone number: (480) 288-4220. The space is provide to Shiprock by one of its directors at no cost to the business.

B.  Investment Policies

The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Shiprock, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Shiprock, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On February 25, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: SRKI. Since the Company was approved for trading, no shares have been traded as a very limited market exists for the trading of the Company's common stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately sixty-six (66).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv)  Liquidity and Capital Resources
-------------------------------------

On November 2, 1999, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, Shiprock was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On September 30, 2000, Shiprock completed a public offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the

State of Nevada, whereby Shiprock sold 580,000 shares of Common Stock to approximately 64 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. As of December 31, 2001, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

In addition, this offering was made on a best efforts basis and was not underwritten. In regards to the August-September, 2000 offering, listed below are the requirements set forth under Regulation D, Rule 504 and the facts which support the availability of Rule 504 to the August-September, 2000 offering:

As of December 31, 2001, the Company has 1,580,000 shares of common stock issued and outstanding held by approximately 66 shareholders of record.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

((a) Results of Operations
--------------------------

As a developmental stage Company, the Company had revenues of $4,775 for calendar year ending 2001 versus $3,500 in revenues for the same period last year. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2001, the Company experienced net losses $(3,328). The bulk of these expenses, $2,895 were for general and administrative costs, and the remaining expenses, $1,837 was for depreciation. This compares to a net loss of $(17,915) for the same period last year. The net (loss) per share- basic and fully diluted for 2001 was $(0.00) versus $(0.02) for the same period last year. Since the Company's inception on November 2, 1999 through December 31, 2001 it has lost $(21,243). The Company does not have any material commitments for capital expenditures.

(b) Plan of Operation
---------------------

(i) The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

(ii) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(iii) Management believes that the Company's future growth and success will be largely dependent on its ability to identify customers who are in need of lawn irrigation systems.

(iv) The Company is not anticipating any significant changes in the number of employees.

ITEM 7.  FINANCIAL STATEMENTS.




                                SHIPROCK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2001 AND 2000

                                   CONTENTS
                                   --------


                                                  PAGE
INDEPENDENT AUDITORS' REPORT                       F-1
BALANCE SHEETS                                     F-2
STATEMENTS OF OPERATIONS                           F-3
STATEMENT OF STOCKHOLDER'S DEFICIT                 F-4
STATEMENTS OF CASH FLOWS                           F-5
NOTES TO FINANCIAL STATEMENTS                      F-6-8

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors of Shiprock, Inc.:

We have audited the accompanying balance sheet of Shiprock, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Shiprock, Inc. for the period from November 2, 1999 (inception) through December 31, 2000 were audited by other auditors whose report thereon, dated July 17, 2001, expressed an unqualified opinion on those statements.

We conducted  our  audit  in  accordance  with  auditing  standards  generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiprock, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                     MERDINGER, FRUCHTER ROSEN & CORSO, P.C.
                                     Certified Public Accountants

New York, New York

                                SHIPROCK, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET





BALANCE SHEET

                                                           December 31,
                                                    --------------------------
                                                       2001            2000
                                                    ------------ -------------
ASSETS
   Cash and cash equivalents                         $      344   $     1,469
   Inventory                                              1,506         1,872
                                                     -----------  -----------
     Total current assets                                 1,850         3,341
Fixed assets, net                                         6,907         8,744
                                                     -----------  -----------

TOTAL ASSETS                                         $    8,757   $    12,085
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                  $        -   $         -
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                 $        -   $         -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
    1,580,000 shares issued and outstanding
    as of December 31, 2001 and 2000                      1,580         1,580
  Additional paid-in capital                             28,420        28,420
 Deficit accumulated during the development stage       (21,243 )     (17,915 )
                                                     -----------  -----------

     Total stockholders' equity                           8,757        12,085
                                                     -----------  -----------

   Total liabilities and stockholders' equity        $    8,757        12,085
                                                     ===========  ===========






The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS





STATEMENTS OF OPERATIONS

                                                               November 2,
                                                                   1999
                                                              (Inception) to
                                           December 31,        December 31,
                                     -----------------------
                                       2001          2000         2001
                                     ----------  -----------  -----------
Revenue                              $    4,775  $     3,500  $     8,275
Cost of goods sold                        3,371        2,471        5,842
                                     ----------  -----------  -----------
Gross profit                              1,404        1,029        2,433
Operating expenses:
  General and administrative              2,895       18,503       21,398
  Depreciation                            1,837          441        2,278
                                     ----------  -----------  -----------
Total operating expenses                  4,732       18,944       23,676
Loss from operations before provisions
  for income taxes                      (3,328)     (17,915)     (21,243)
Provision for income taxes                    -            -            -
                                     ----------  -----------  -----------
Net loss                             $  (3,328)  $  (17,915)  $  (21,243)
                                     ==========  ===========  ===========
Net loss per share                   $  ( 0.00)  $  (  0.02)  $  (  0.02)
                                     ==========  ===========  ===========
Weighted average number of
  common shares outstanding           1,580,000    1,148,962    1,580,000
                                     ==========  ===========  ===========







The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY



STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional  During the    Total
                 Common Stock  Subscriptions  Paid-in  Development Stockholders'
                 --------------
                 Shares  Amount Receivable    Capital     Stage       Equity
                 ------- ------ ------------ --------- ----------- -------------
Balance,
Nov 2,1999             - $    - $          - $       - $         - $           -

Founder shares
issued for
subscription
receivable     1,000,000  1,000      (1,000)         -           -             -

Net loss               -
                 ------- ------ ------------ --------- ----------- -------------
Balance,Dec 31,
1999           1,000,000  1,000      (1,000)         -           -             -
Cash received
 For subscription
 Receivable
 March 2000            -      -        1,000         -           -         1,000

Rule 504
offering
issued for
cash
  September 2000 580,000    580            -    28,420           -        29,000

Net loss               -      -            -         -    (17,915)      (17,915)
                 ------- ------ ------------ --------- ----------- -------------
Balance,Dec 31,
2000           1,580,000  1,580            -    28,420    (17,915)        12,085

Net loss               -      -            -         -    ( 3,328)       (3,328)
                 ------- ------ ------------ --------- ----------- -------------
Balance,Dec 31,
2001           1,580,000 $1,580 $          - $  28,420 $    21,243 $       8,757
                 ======= ====== ============ ========= =========== =============









The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



STATEMENT OF CASH FLOWS

                                                                   November 2,
                                                                       1999
                                                                  (Inception) to
                                                   December 31,     December 31,
                                                -------------------
                                                  2001      2000        2001
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(3,328)  $(17,915)  $(21,243)
Adjustments to reconcile net loss to
net cash
  Used by operating activities
     Depreciation                                  1,837        441    (2,278)
     Decrease (increase) in inventory                366    (1,872)    (1,506)
                                                --------  ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES            (1,125)   (19,346)   (20,471)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             -    (9,185)    (9,185)
                                                --------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                             -     29,000     30,000
  Decrease in subscriptions receivable                 -      1,000          -
                                                --------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              -     30,000     30,000
INCREASE IN CASH AND CASH EQUIVALENTS            (1,125)      1,469        344
CASH AND CASH EQUIVALENTS - beginning of period    1,469          -          -
                                                --------  ---------  ---------
CASH AND CASH EQUIVALENTS - end of period       $    344  $   1,469  $     344
                                                ========  =========  =========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                 $      -  $       -  $       -
                                                ========  =========  =========
  Income taxes paid                             $      -  $       -  $       -
                                                ========  =========  =========







The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



 NOTE 1 -   DESCRIPTION OF BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
            POLICIES

            Nature of Operations
            --------------------
            Shiprock, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on November 2, 1999.

            Use of Estimates
            ----------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents
            -------------------------
            The Company considers all highly liquid investments purchased with
            original   maturities   of  three  months  or  less  to  be   cash
            equivalents.

            Inventory
            ---------
            Inventory consists of finished goods, which are valued at the lower of cost or market on a first-in, first-out basis.

            Long-lived Assets
            -----------------
            SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

            Income Taxes
            ------------
            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001




 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Earnings Per Share
            ------------------
            The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of October 31, 2001, the Company had no securities that would effect loss per share if they were to be dilutive.

            Comprehensive Income
            --------------------
            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -    INCOME TAXES

            The components of the provision for income taxes for year ended December 31, 2001 are as follows:

             Current Tax Expense
               U.S. Federal                                    $       -
               State and Local                                         -
             Total Current                                             -

             Deferred Tax Expense
               U.S. Federal                                            -
               State and Local                                         -
             Total Deferred                                            -

             Total Tax Provision (Benefit) from
              Continuing Operations                            $       -

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                                34.0 %
            Effect of Valuation Allowance                       (  34.0)%
                                                                ---------
            Effective Income Tax Rate                               0.0 %

                                SHIPROCK, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 2 -    INCOME TAXES (Continued)

            At December 31, 2001, the Company had net carryforward losses of $21,243. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                             $    7,200

             Less:  Valuation Allowance                       (  7,200)
                                                            -----------
             Net Deferred Tax Assets                        $        -

            Net operating loss carryforwards expire in 2021.

NOTE 3 -    COMMON STOCK

            On November 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000.

            On September 29, 2000, the Company issued 580,000 shares of its $0.001 pare value common stock for cash of $29,000, pursuant to Regulation D, Rule 504.

NOTE 4 -    RELATED PARTY TRANSACTIONS

            The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

There were no disagreements between the Company and its former CPA, G. Brad Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On March 18, 2002 the Registrant engaged Merdinger, Fruchter, Rosen &
Corso, P.C. as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Merdinger, Fruchter, Rosen & Corso, P.C. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C.
on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                  Age                Position                 Appointed
------------          ---      ------------------------------     ---------
Tommy Gropp           42       Chairman of the Board              11/02/99
                               President, CEO, CFO
Michael Artis         27       Director, Corporate Secretary      11/02/99


Family relationships
--------------------

Mr. Gropp is married to the mother of Mr. Artis. Mr. Artis is the step-son of Mr. Gropp.

Work Experience
---------------

Tommy Gropp, Director, President and CEO/CFO
--------------------------------------------

Tommy Gropp, for the past year has been working as a partner of the Flying Circus LLC, a landscaping company doing business in the Phoenix metro area as a subcontractor. For the last 10 years, he has been a subcontractor in the landscaping field working for licensed contractors. Controlling all aspects in jobs to include yard maintenance, sprinkler repair and full landscaping installation. During these years he has acquired a vast knowledge of the landscaping business. He currently holds a Certificate of Completion in Management from Mesa Community College, class of 1992.B.S. in Performing
Music, MacMurray College, class of 1978.   He plans to devote 15-20 hours
per week to the operations of Shiprock.

Michael Artis, Director and Corporate Secretary
-----------------------------------------------

Michael Artis, for the past year has been working as a partner in the Flying Circus LLC, a landscaping company in the Phoenix metro area as a subcontractor. He has spent the last 7 years in the US Navy responsible for the training and maintenance of shipboard fire-fighting equipment. For the last 2 years, he was stationed at the Phoenix Naval Reserve Center as the Facilities Manager in charge of all contracts and building maintenance. He plans to devote
15-20 hours per week to the operations of Shiprock.

Directors are elected in accordance with our bylaws to serve until the next stockholders meeting. Shiprock, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Shiprock, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Shiprock, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. Shiprock, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.


Compensation of Executive Officer

Name              Title           Salary         Bonus    Common Stock
----------------------------------------------------------------------
Tommy J. Gropp    President/CEO   None            None     None
Michael Artis     Sec/Director    None            None     None

All Executive Officers as a Group (2 persons)


The Company currently does not have employment agreements with its executive officers. The executive officers will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future while Shiprock is in its early stages. Both Mr. Gropp and Mr. Artis are currently involved in the hands-on management of their related landscaping business, Flying Circus, from which each derives their income

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2001, by each person known by Shiprock, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                            Amount
Title    Name and Address                   of shares              Percent
of       of Beneficial                      held by    Date        of
Class    Owner of Shares    Position        Owner      Acquired    Class
----------------------------------------------------------------------------

Common   Tommy Gropp        Pres./CEO       500,000    11/02/99    32.00%
Common   Michael Artis      Corp. Sec'y     500,000    11/02/99    32.00%
----------------------------------------------------------------------------


(1) c/o Shiprock, Inc., 1370 N. Monterey Dr., Apache Junction, AZ 85220

B.  Persons Sharing Ownership of Control of Shares

    Tommy Gropp and Michael D. Artis own and share the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

    The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

    There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of the Issuer

    Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants, to perform audited financials for the Company. The members of the firm of Merdinger, Fruchter, Rosen & Corso, P.C. own no stock in the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:


-------------------------------------------------------------------------
       EXHIBITS
    SEC REFERENCE     TITLE OF DOCUMENT                   LOCATION
        NUMBER
-------------------------------------------------------------------------
         3(a)         Articles of Incorporation*          Previously
                      (Filed on November 2, 1999)         filed
-------------------------------------------------------------------------
         3(b)         Bylaws*                             Previously
                      (Adopted November 5, 1999)          filed
-------------------------------------------------------------------------
        23.1          Consent of G. Brad Beckstead, CPA*  Previously
                                                          filed
-------------------------------------------------------------------------
        23.2          Consent of G. Brad Beckstead, CPA** Previously
                                                          filed
-------------------------------------------------------------------------
        99            Notice of Effectiveness issued by   Previously
                      Nevada Secretary of State*          filed
-------------------------------------------------------------------------
* Previously filed as an exhibit to the Company's Form 10SB12G filed on July 26, 2001.

* Previously filed as an exhibit to the Company's amended Form 10SB12G filed on February 6, 2002.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting")

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Shiprock, Inc.
                                           -----------------------------
                                                    (Registrant)

Dated:  March 28, 2002                     By:  /s/ Tommy Gropp
                                           ---------------------------
                                           Tommy Gropp,
                                           Chairman of the Board
                                           President
                                           Chief Executive Officer
                                           Chief Financial Officer


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Shiprock, Inc.
                                           -----------------------------
                                                  (Registrant)

Dated:  March 28, 2002                     By:  /s/ Michael Artis
                                           --------------------------------
                                           Director and Corporate Secretary