Form 10QSB
period 2002-03-31
SHIPROCK INC
filed 2002-05-13
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of March 31, 2002. Preferred Stock, $.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of March 31, 2002.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statement of Stockholders' Equity (unaudited)........    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................    8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2002, follow.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                           BALANCE SHEET (UNAUDITED)
                                MARCH 31, 2002



BALANCE SHEET
ASSETS
   Cash and cash equivalents                                   $        90
   Inventory                                                           678
                                                               -----------
Total current assets                                                   768

Fixed assets, net                                                    6,448
                                                               -----------
TOTAL ASSETS                                                   $     7,216
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                            $         -
                                                               -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                           $         -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  1,580,000 shares issued and outstanding                            1,580
  Additional paid-in capital                                        28,420
 Deficit accumulated during the development stage                  (22,784)
                                                               -----------
Total stockholders' equity                                           7,216
                                                               -----------
Total liabilities and stockholders' equity                     $     7,216
                                                               ===========

The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                     STATEMENTS OF OPERATIONS (UNAUDITED)



STATEMENTS OF OPERATIONS (UNAUDITED)                                                                    November 2,
                                                                       1999
                                                                  (Inception) to
                                           March 31,                 March 31,
                                   --------------------------
                                     2002             2001             2002
                                   -----------   ------------    ---------------
Revenue                            $     1,698   $          -    $         9,973

Cost of goods sold                       1,199              -              7,041
                                   -----------   ------------    ---------------
Gross profit                               499              -              2,932

Operating expenses:
  General and administrative             1,581              7             22,979
  Depreciation                             459              -              2,737
                                   -----------   ------------    ---------------
Total operating expenses                 2,040              7             25,716

Loss from operations before
  provisions for income taxes          (1,541)            (7)           (22,784)

Provision for income taxes                   -              -                  -
                                   -----------   ------------    ---------------
Net loss                           $   (1,541)   $        (7)    $      (22,784)
                                   ===========   ============    ===============
Net loss per share                 $    (0.00)   $     (0.00)    $        (0.01)
                                   ===========   ============    ===============
Weighted average number of
  common shares outstanding          1,580,000      1,000,000          1,580,000
                                   ===========   ============    ===============

The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY



STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional  During the    Total
                 Common Stock  Subscriptions  Paid-in  Development Stockholders'
                 --------------
                 Shares  Amount Receivable    Capital     Stage       Equity
               --------- ------ ------------ --------- ----------- ------------
Balance,
Nov 2,1999             - $    - $          - $       - $         - $          -

Founder shares
 issued for
 subscription
 receivable    1,000,000  1,000      (1,000)         -           -            -

Net loss               -      -            -         -           -            -
               --------- ------ ------------ --------- ----------- ------------
Balance,
 Dec 31,1999   1,000,000  1,000      (1,000)         -           -            -

Cash received
 for subscription
 receivable
 March 2000            -      -        1,000         -           -        1,000

Rule 504 offering
 issued for cash
 Sep 2000        580,000    580            -    28,420           -       29,000

Net loss               -      -            -         -    (17,915)      (17,915)
               --------- ------ ------------ --------- ----------- -------------

Balance,
 Dec 31,2000   1,580,000  1,580            -    28,420    (17,915)       12,085

Net loss               -      -            -         -     (3,328)      (3,328)
               --------- ------ ------------ --------- ----------- ------------
Balance,
 Dec 31,2001   1,580,000  1,580            -    28,420    (21,243)        8,757

Net loss               -      -            -         -     (1,541)      (1,541)
               --------- ------ ------------ --------- ----------- ------------
Balance,
 Dec 31,2001   1,580,000 $1,580 $          - $  28,420 $  (22,784) $      7,216


The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



STATEMENT OF CASH FLOWS

                                                                   November 2,
                                                                      1999
                                                                 (Inception) to
                                          March 31,                 March 31,
                                     -------------------------
                                        2002          2001            2002
                                     -----------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                             $    (1,541) $        (7)  $     (22,784)
Adjustments to reconcile net loss
  to net cash used by operating
  activities depreciation                    459             -         (2,737)
  Decrease (increase) in inventory           828             -           (678)
                                     -----------  ------------  --------------
NET CASH USED IN OPERATING ACTIVITIES       (254)           (7)       (20,725)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                     -             -         (9,185)
                                     -----------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                     -             -          30,000
  Decrease in subscriptions receivable         -         1,000               -
                                     -----------  ------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      -         1,000          30,000

INCREASE IN CASH AND CASH EQUIVALENTS       (254)          993              90

CASH AND CASH EQUIVALENTS -
  beginning of period                        344              -              -
                                      -----------  ------------  -------------
CASH AND CASH EQUIVALENTS -
  end of period                       $        90  $        933  $          90
                                      ===========  ============  =============

SUPPLEMENTAL DISCLOSURES
  Interest paid                       $         -  $          -  $             -
                                      ===========  ============  ===============
  Income taxes paid                   $         -  $          -  $             -
                                      ===========  ============  ===============

The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002


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

           Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product.

 NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Interim Financial Information
           -----------------------------
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

 NOTE 3 -  RELATED PARTY TRANSACTIONS

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

Shiprock, Inc. is one of the few landscaping services, in the Phoenix metro area that offers 24-hour emergency service. This emergency service would include a faulty sprinkler system springs with a leak at 10:00 p.m. They offer homeowners has an emergency solution to a sprinkler problem. Moreover, the Company hopes to develop a reputation of quick turnaround time from a customer's initial call to the beginning of work on a repair or new installation. Management believes that typical of service from most of the area contractors is a 72-hour lag from first contact to the return of an estimate, and then another week until the work is completed. It is Shiprock's commitment is to call the customer back within an hour with an estimate and then to begin the work itself within a 24-hour period. The Company has access to nine trucks that are fully stocked with everything needed to diagnose a problem and make the repair.

Going Concern - The Company experienced operating losses for the period ended March 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the First Quarter ended March 31, 2002, the Company generated $1,698 in revenues as compared to no revenues for the same period last year. For the three month period, the Company incurred a net loss of $1,541 as compared to net loss of $7 for the same period last year.
The net loss for the current Quarter included general and administrative expenses of $1,581 and depreciation costs of $459, and; and, a negative cash flow of $254 for the first three months of this fiscal year. During the First Quarter, the Company continued to seek new strategies to broaden its landscaping customer base . The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $22,784.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate Significant profit during the coming year, unless the company can define a better strategy to market its irrigation services. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.


Liquidity and Capital Resources

On November 2, 1999, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of March 31, 2002, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

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

Employees
---------

The Company currently has three employees of which two are both officers and directors of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

(i) Market Information
----------------------

On February 25, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: SKRI. Since the Company was approved for trading, no shares have been traded as a very limited market exists for the trading of the Company's common stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of March 31, 2002 was approximately sixty-six (66).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2001. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended September 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

(b) Reports on Form 8K

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

                                   Shiprock, Inc.
                                   --------------
                                    (Registrant)

Dated:  May 9, 2002             By:  /s/ Tommy Gropp
                                -----------------------
                                Tommy Gropp,
                                Chairman of the Board
                                President
                                Chief Executive Officer
                                Chief Financial Officer