Form 10QSB
period 2002-06-30
SHIPROCK INC
filed 2002-08-09
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002.
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of June 30, 2002. Preferred Stock, $.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of June 30, 2002.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    4
          Independent Accountant's Report......................    5
          Balance Sheet (unaudited)............................    6
          Statements of Operations (unaudited).................    7
          Statements of Stockholders' Equity (unaudited).......    8
          Statements of Cash Flows (unaudited).................    9
          Notes to Financial Statements........................  10-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended, follow.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors
  Shiprock, Inc.


We have reviewed the accompanying balance sheet of Shiprock, Inc. as of June 30, 2002, and the related statements of operations, cash flows and stockholders' equity for the three month and six month periods ended June 30, 2002 and 2001, and for the period from inception (November 2, 1999) to June 30, 2002. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2002, we expressed an unqualified opinion on those financial statements.

In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                 MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                                 Certified Public Accountants


New York, New York
July 23, 2002

                                   SHIPROCK, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS


BALANCE SHEET (UNAUDITED)
                                                    June 30,     December 31,
                                                      2002           2001
                                                  ------------   ------------
                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $        269   $        344
   Inventory                                               384          1,506
                                                  ------------   ------------

       Total current assets                                653          1,850

Fixed assets, net                                        5,989          6,907
                                                  ------------   ------------

TOTAL ASSETS                                      $      6,642   $      8,757
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                              $          -   $          -
                                                  ------------   ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
      shares authorized, -0- shares issued and
      outstanding                                            -              -

   Common stock, $0.001 par value, 20,000,000
      shares authorized, 1,580,000 shares
      issued and outstanding, as of
      June 30, 2001 and December 31, 2001,
      respectively                                       1,580          1,580
   Additional paid-in capital                           28,420         28,420
   Deficit accumulated during development stage        (23,358)       (21,243)
                                                  ------------   ------------
      Total stockholders' equity                         6,642          8,757
                                                  ------------   ------------

      Total liabilities and stockholders' equity  $      6,642   $      8,757
                                                  ============   ============

                                  SHIPROCK, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)



STATEMENT OF OPERATIONS (UNAUDITED)


                      Three Months Ending   Six Months Ending
                           June 30,              June 30,      November 2, 1999
                      -------------------  -------------------  (Inception) to
                         2002     2001        2002     2001     June 30, 2002
                      --------- ---------  --------- ---------  --------------
Revenue               $     417 $   1,375  $   2,115 $   3,077  $       10,390

Cost of goods sold          294     1,067      1,493     1,872           7,335
                      --------- ---------  --------- ---------  --------------

Gross profit                123       308        622     1,205           3,055
                      --------- ---------  --------- ---------  --------------

Operating expenses:
  General and
   administrative           238     2,990      1,819     3,086          23,217
  Depreciation              459       441        918       881           3,196
                      --------- ---------  --------- ---------  --------------
Total operating expenses    697     3,431      2,737     3,967          26,413
                      --------- ---------  --------- ---------  --------------

Net loss              $   (574) $ (3,123)  $ (2,115) $ (2,762)  $     (23,358)
                      ========= =========  ========= =========  ==============

Net loss per share    $       - $       -  $       - $       -  $       (0.02)
                      ========= =========  ========= =========  ==============

Weighted average
  number of common
  shares outstanding  1,580,000 1,580,000  1,580,000 1,580,000       1,381,092
                      ========= =========  ========= =========  ==============


                                SHIPROCK, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF STOCKHOLDERS' EQUITY
                                                         Deficit
                                                       Accumulated
                                            Additional  During the    Total
                 Common Stock  Subscriptions  Paid-in  Development Stockholders'
                 --------------
                 Shares  Amount Receivable    Capital     Stage       Equity
                 ------- ------ ------------ --------- ----------- ------------
Balance,
Nov 2,1999             - $    - $          - $       - $         - $          -

Founder shares
issued for
subscription
receivable     1,000,000  1,000      (1,000)         -           -            -

Net loss               -      -           -          -           -            -
                 ------- ------ ------------ --------- ----------- ------------
Balance,
Dec 31,
1999           1,000,000  1,000      (1,000)         -           -            -
Cash received
 for subscription
 receivable
 March, 2000           -      -        1,000         -           -        1,000

Rule 504
offering
issued for
cash
September 2000   580,000    580            -    28,420           -       29,000
Net loss               -      -            -         -    (17,915)      (17,915)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2000           1,580,000  1,580            -    28,420    (17,915)       12,085
               --------- ------ ------------ --------- ----------- -------------
Net loss               -      -            -         -    ( 3,328)       (3,328)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2001           1,580,000 $1,580 $          - $  28,420 $   (21,243)$      8,757
               --------- ------ ------------ --------- ----------- -------------
Net loss               -      -            -         -     ( 2,115)      (2,115)
                 ------- ------ ------------ --------- ----------- -------------
Balance,
June 30,
2002           1,580,000 $1,580 $          - $  28,420     (23,358)      (6,642)
               ========= ====== ============ ========= =========== =============

The accompanying notes are an integral part of these financial statements.

                                 SHIPROCK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

STATEMENT OF CASH FLOWS
                                                              November 2, 1999
                      three months ending   six months ending   (inception)to
                            June 30,             June 30,         June 30,
                      -------------------  --------------------
                         2002      2001       2002       2001        2002
                      ---------  --------  ---------  --------- -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss              $   (574)  $(3,123)  $ (2,115)  $ (2,762) $    (23,358)
Adjustments to
 reconcile net loss
 to net cash used by
 operating activities
    Depreciation            459       441        918        881         3,196
    Decrease (increase)
      in inventory          294     3,209      1,122      1,872         (384)
                      ---------  --------  ---------  --------- -------------
NET CASH USED IN
 OPERATING ACTIVITIES       179       527       (75)        (9)      (20,546)

CASH FLOWS FROM
 INVESTING ACTIVITIES
 Purchase of fixed
  assets                    -         -          -          -         (9,185)

CASH FLOWS FROM
 FINANCING ACTIVITIES
 Issuance of common stock   -         -          -          -          30,000
                      ---------  --------  ---------  --------- -------------
INCREASE IN CASH AND
 CASH EQUIVALENTS           179       527       (75)        (9)           269

CASH AND CASH
 EQUIVALENTS
  -beginning of period       90       933        344      1,469             -
                      ---------  --------  ---------  --------- -------------
CASH AND CASH
 EQUIVALENTS
  -end of period      $     269  $  1,460  $     269  $   1,460 $         269
                      =========  ========  =========  ========= =============
SUPPLEMENTAL DISCLOSURES
  Interst paid        $       -  $      -  $       -  $       - $           -
                      =========  ========  =========  ========= =============
  Income taxes paid   $       -  $      -  $       -  $       - $           -
                      =========  ========  =========  ========= =============

The accompanying notes are an integral part of these financial statements.

                                  SHIPROCK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - DESCRIPTI0N OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Nature of Operations
         --------------------

         Shiprock, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on November 2, 1999.

         Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on implementing the Company's plan of providing landscaping and irrigation services. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to compete in the landscaping and irrigation market, establish a customer base, and then successfully market its landscaping/irrigation services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information
         -----------------------------

         The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in tile United States of America, pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form
         10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

                                  SHIPROCK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases and real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

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

Word-of-mouth is of no advantage unless the Company can provide customer satisfaction. Their can be no assurances that word-of-mouth recommendations would by sufficient to keep Shiprock as a Going Concern. The Company may not be able to generate enough revenues or have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Shiprock, Inc. is one of the few landscaping services, in the Phoenix metro area that offers 24-hour emergency service. This emergency service would include a faulty sprinkler system springs with a leak at 10:00 p.m. They offer homeowners has an emergency solution to a sprinkler problem. Moreover, the Company hopes to develop a reputation of quick turnaround time from a customer's initial call to the beginning of work on a repair or new installation. Management believes that typical of service from most of the area contractors is a 72-hour lag from second contact to the return of an estimate, and then another week until the work is completed. It is Shiprock's commitment is to call the customer back within an hour with an estimate and then to begin the work itself within a 24-hour period. The Company has access to nine trucks that are fully stocked with everything needed to diagnose a problem and make the repair.

Going Concern - The Company experienced operating losses for the period ended June 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

During the Second Quarter ended June 30, 2002, the Company generated $417 in revenues as compared to $1,375 in revenues for the same period last year. For the six month period ended June 30, 2002, the Company generated $$2,115 in revenues as compared to $3,077 in revenues for the same period last year. For the Quarter ended June 30, 2002, the Company incurred a net loss of $574 as compared to net loss of $3,123 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $238 and depreciation costs of $459. During the Second Quarter, the Company continued to seek new strategies to broaden its landscaping customer base. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included general service to maintain its operations. Since the Company's inception the Company has lost $23,358.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to market its irrigation services. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

Unless the Company can start generating additional revenues, it is questionable that it can remain a Going Concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Liquidity and Capital Resources
-------------------------------

On November 2, 1999, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of June 30, 2002, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of June 30, 2002 was approximately sixty-six (66).

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

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None.

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

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)

Dated:  August 7, 2002          By:  /s/ Tommy Gropp
                                -----------------------
                                Tommy Gropp,
                                Chairman of the Board
                                President
                                Chief Executive Officer
                                Chief Financial Officer