Form 10QSB
period 2002-09-30
SHIPROCK INC
filed 2002-10-10
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2002.
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of September 30, 2002. Preferred Stock, $.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of September 30, 2002.


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended, follow.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors
Shiprock, Inc.


We have reviewed the accompanying balance sheet of Shiprock, Inc. (a development stage company) as of September 30, 2002, and the related statements of operations, cash flows and stockholders' equity for the three month and nine month periods ended September 30, 2002 and 2001 and for the period from November 2, 1999 (inception) through September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shiprock, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                 MERDINGER, FRUCHTER, ROSEN AND COMPANY, P.C.
                                 Certified Public Accountants


New York, New York
October 8, 2002

                                   SHIPROCK, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET


BALANCE SHEET (UNAUDITED)


                                                  September 30,  December 31,
                                                      2002           2001
                                                  ------------   ------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $         32   $        344
   Inventory                                               478          1,506
                                                  ------------   ------------

       Total current assets                                510          1,850
                                                  ------------   ------------

Fixed assets, net                                        5,530          6,907
                                                  ------------   ------------

TOTAL ASSETS                                      $      6,040   $      8,757
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                              $          -   $          -
                                                  ------------   ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
      shares authorized, -0- shares issued and
      outstanding                                            -              -

   Common stock, $0.001 par value, 20,000,000
      shares authorized, 1,580,000 shares
      issued and outstanding, as of
      June 30, 2001 and December 31, 2001,
      respectively                                       1,580          1,580
   Additional paid-in capital                           28,420         28,420
   (Deficit) accumulated during development stage      (23,960)       (21,243)
                                                  ------------   ------------
      Total stockholders' equity                         6,040          8,757
                                                  ------------   ------------

      Total liabilities and stockholders' equity  $      6,040   $      8,757
                                                  ============   ============


                                  SHIPROCK, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)



STATEMENT OF OPERATIONS (UNAUDITED)


                      Three Months Ending  Nine Months Ending
                         September 30,        September 30,      Nov. 2, 1999
                      -------------------  -------------------  (Inception) to
                         2002     2001        2002     2001      Sep 30, 2002
                      --------- ---------  --------- ---------  --------------
Revenue               $      94 $     623  $   2,209 $   3,701  $       10,484

Cost of goods sold           43       884      1,536     2,756           7,378
                      --------- ---------  --------- ---------  --------------

Gross profit                 51     (261)        673       945           3,106
                      --------- ---------  --------- ---------  --------------

Operating expenses:
  General and
   administrative           194       796      2,013     3,882          23,411
  Depreciation              459       441      1,377     1,322           3,655
                      --------- ---------  --------- ---------  --------------
Total operating expenses    653     1,237      3,390     5,204          27,066
                      --------- ---------  --------- ---------  --------------

Net loss              $   (602) $ (1,498)  $ (2,717) $ (4,259)  $      (23,960)
                      ========= =========  ========= =========  ==============

Net loss per share    $       - $       -  $       - $       -  $       (0.02)
                      ========= =========  ========= =========  ==============

Weighted average
  number of common
  shares outstanding  1,580,000 1,580,000  1,580,000 1,580,000       1,398,307
                      ========= =========  ========= =========  ==============


The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional  During the    Total
                 Common Stock  Subscriptions  Paid-in  Development Stockholders'
                 --------------
                 Shares  Amount Receivable    Capital     Stage       Equity
                 ------- ------ ------------ --------- ----------- ------------
Balance,
Nov 2,1999             - $    - $          - $       - $         - $          -

Founder shares
issued for
subscription
receivable     1,000,000  1,000      (1,000)         -           -            -

Net loss               -      -           -          -           -            -
                 ------- ------ ------------ --------- ----------- ------------
Balance,
Dec 31,
1999           1,000,000  1,000      (1,000)         -           -            -
Cash received
 for subscription
 receivable
 March, 2000           -      -        1,000         -           -        1,000

Rule 504
offering
issued for
cash
September 2000   580,000    580            -    28,420           -       29,000
Net loss               -      -            -         -    (17,915)      (17,915)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2000           1,580,000  1,580            -    28,420    (17,915)       12,085

Net loss               -      -            -         -    ( 3,328)       (3,328)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2001           1,580,000  1,580            -    28,420     (21,243)       8,757

Net loss               -      -            -         -      (2,717)      (2,717)
                 ------- ------ ------------ --------- ----------- -------------
Balance,
September 30,
2002
(Unaudited)    1,580,000 $1,580 $          - $  28,420 $   (23,960)$     (6,040)
               ========= ====== ============ ========= =========== =============

The accompanying notes are an integral part of these financial statements.

                                 SHIPROCK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


STATEMENT OF CASH FLOWS

                      Three months ending  Nine months ending    Nov. 2, 1999
                         September 30,        September 30,     (inception)to
                      -------------------  -------------------- September 30,
                         2002      2001       2002       2001        2002
                      ---------  --------  ---------  --------- -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss              $   (602)  $(1,498)  $ (2,717)  $ (4,259) $    (23,960)
Adjustments to
 reconcile net loss
 to net cash used by
 operating activities
    Depreciation           459       441      1,377      1,322        3,655
    Decrease (increase)
      in inventory         (94)        -      1,028      1,872         (478)
                      ---------  --------  ---------  --------- -------------
NET CASH USED IN
 OPERATING ACTIVITIES     (237)   (1,057)      (312)    (1,065)     (20,783)

CASH FLOWS FROM
 INVESTING ACTIVITIES
 Purchase of fixed
  assets                     -         -          -          -       (9,185)

CASH FLOWS FROM
 FINANCING ACTIVITIES
 Issuance of common stock   -         -          -          -        30,000
                      ---------  --------  ---------  --------- ------------

INCREASE IN CASH AND
 CASH EQUIVALENTS         (237)   (1,057)      (312)    (1,065)          32

CASH AND CASH
 EQUIVALENTS
  -beginning of period      269     1,461        344      1,469           -
                      ---------  --------  ---------  --------- ------------

CASH AND CASH
 EQUIVALENTS
  -end of period      $      32  $    404  $      32  $     404 $        32
                      =========  ========  =========  ========= ============

SUPPLEMENTAL DISCLOSURES

  Interst paid        $       -  $      -  $       -  $       - $         -
                      =========  ========  =========  ========= ============
  Income taxes paid   $       -  $      -  $       -  $       - $         -
                      =========  ========  =========  ========= ============


The accompanying notes are an integral part of these financial statements.

                                  SHIPROCK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information
         -----------------------------

         The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in tile United States of America, pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form
         10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

                                  SHIPROCK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002


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

Shiprock, Inc. is one of the few landscaping services, in the Phoenix metro area that offers 24-hour emergency service. This emergency service would include a faulty sprinkler system springs with a leak at 10:00 p.m. They offer homeowners has an emergency solution to a sprinkler problem. Moreover, the Company hopes to develop a reputation of quick turnaround time from a customer's initial call to the beginning of work on a repair or new installation. Management believes that typical of service from most of the area contractors is a 72-hour lag from third contact to the return of an estimate, and then another week until the work is completed. It is Shiprock's commitment is to call the customer back within an hour with an estimate and then to begin the work itself within a 24-hour period. The Company has access to nine trucks that are fully stocked with everything needed to diagnose a problem and make the repair.

Going Concern - The Company experienced operating losses for the period ended September 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

During the Third Quarter ended September 30, 2002, the Company generated $94 in revenues as compared to $623 in revenues for the same period last year. For the nine month period ended September 30, 2002, the Company generated $2,209 in revenues as compared to $3,701 in revenues for the same period last year. For the Quarter ended September 30, 2002, the Company incurred a net loss of $602 as compared to net loss of $1,498 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $194 and depreciation costs of $459. During the Third Quarter, the Company continued to seek new strategies to broaden its landscaping customer base.
The majority of the Company's expenses for the Quarter included administrative fees, which mainly included general service to maintain its operations. Since the Company's inception the Company has lost $23,960.

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

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of September 30, 2002, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

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

Employees
---------

The Company currently has two employees of which both are officers and directors of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of September 30, 2002 was approximately ninety-nine (66).

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

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)

Dated:  October 8, 2002         By:  /s/ Tommy J. Gropp
                                -----------------------
                                Tommy J Gropp,
                                Chairman of the Board
                                President
                                Chief Executive Officer