Form 10KSB
period 2002-12-31
SHIPROCK INC
filed 2003-03-11
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

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

     State issuer's revenues for its most recent fiscal year.  $2,459.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $725,000.

     As of December 31, 2002, the issuer had 1,580,000 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................25
    ITEM 14  Control and Procedures....................................... 26

SIGNATURES   ..............................................................27

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

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock to approximately 64 shareholders. As of December 31, 2002, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

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


7)  Recent Events

On October 14, 2002, the Company announced that it has executed an agreement to acquire all of the issued and outstanding shares of Arbios Technologies, Inc., a private biomedical company based in Los Angeles, CA., Shiprock will acquire Arbios' shares through a merger in which Shiprock will issue approximately 10,670,000 shares of its unregistered common stock to the shareholders of Arbios.

Arbios Technologies, Inc. is a biomedical company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure, a debilitating and fatal disease. Liver failure affects all age groups and may be caused by viruses, alcohol, ingestion of common medications, extensive liver removal for trauma or cancer and other etiologies. At the present time, no direct treatment for liver failure is available and such patients must receive a liver transplant or endure prolonged hospitalization with significant mortality rate. While liver transplants increase the chances of survival for patients with liver failure, only a small percentage of such patients receive a transplant due to a shortage of donor livers, or suffer from conditions such as alcohol or drug abuse, infection, cancer or cardiovascular disease that make transplants impossible.

The closing of this acquisition is subject to certain customary closing conditions as well as the concurrent completion of a private placement financing by Shiprock of at least $1,500,000 that has not yet been effected. If the financing and merger are completed, the current stockholders of Shiprock will own approximately 8% of the then outstanding common stock. If the monies are not raised through this private placement, both parties have agreed that the acquisition will not take place. As such, as of the date of this Form 10KSB, the private placement the $1,500,000 has not been raised and the acquisition has not taken place.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On February 25, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: SRKI. Since the Company was approved for trading, a very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2002                                  HIGH              LOW
--------------------------------             ----              ----
Quarter ended March 31, 2002                 $0.00             $0.00
Quarter ended June 30, 2002                  $0.00             $0.00
Quarter ended September 30, 2002             $0.00             $0.00
Quarter ended December 31, 2002              $1.50             $0.00

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

On August 25, 2000, Shiprock was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On September 30, 2000, Shiprock completed a public offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the

State of Nevada, whereby Shiprock sold 580,000 shares of Common Stock to approximately 64 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. As of December 31, 2002, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

In addition, this offering was made on a best efforts basis and was not underwritten. In regards to the August-September, 2000 offering, listed below are the requirements set forth under Regulation D, Rule 504 and the facts which support the availability of Rule 504 to the August-September, 2000 offering:

As of December 31, 2002, the Company has 1,580,000 shares of common stock issued and outstanding held by approximately 66 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

((a) Results of Operations
--------------------------

As a developmental stage Company, the Company had revenues of $2,459 for calendar year ending 2002 versus $4,775 in revenues for the same period last year. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2002, the Company experienced net losses $(3,197) versus net losses of $(3,328) for the same period last year. The bulk of these expenses, $2,184 were for general and administrative costs, and the remaining expenses, $1,836 was for depreciation. The net (loss) per share- basic and fully diluted for 2002 was $(0.00) versus $(0.00) for the same period last year. Since the Company's inception on November 2, 1999 through December 31, 2002 it has lost $(24,440). The Company does not have any material commitments for capital expenditures.

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

ITEM 7.  FINANCIAL STATEMENTS.




                                SHIPROCK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

                                SHIPROCK, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS


                                   CONTENTS
                                   --------




CONTENTS


                                                  PAGE
INDEPENDENT AUDITORS' REPORT                      1
BALANCE SHEETS                                    2
STATEMENTS OF OPERATIONS                          3
STATEMENT OF STOCKHOLDER'S DEFICIT                4
STATEMENTS OF CASH FLOWS                          5
NOTES TO FINANCIAL STATEMENTS                     6-9

                MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS
                           888 SEVENTH AVENUE
                           NEW YORK, NY 10106
                                  ------
                          TEL: (212) 757-8400
                          FAX: (212) 757-6124


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Shiprock, Inc.:

We have audited the accompanying balance sheet of Shiprock, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiprock, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                          /s/ Merdinger Fruchter Rosen & Company PC
                          MERDINGER, FRUCHTER ROSEN & COMPANY, P.C.
                          Certified Public Accountants

New York, New York
January 21, 2003

                                SHIPROCK, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET



BALANCE SHEET


                                                             December 31,
                                                        ----------------------

                                                           2002        2001
                                                        ----------  ----------


ASSETS
   Cash and cash equivalents                            $       11  $      344
   Inventory                                                   478       1,506
                                                        ----------  ----------
     Total current assets                                      489       1,850
Fixed assets, net of accumulated depreciation of $4,114
 and $2,278 at December 31, 2002 and 2001, respectively      5,071       6,907
                                                        ----------  ----------
TOTAL ASSETS                                            $    5,560  $    8,757
                                                        ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                     $        -  $        -
                                                        ----------  ----------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                    $        -  $        -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  1,580,000 shares issued and outstanding
    as of December 31, 2001 and 2000                         1,580       1,580

  Additional paid-in capital                                28,420      28,420
 Deficit accumulated during the development stage          (24,440)    (21,243)
                                                        ----------  ----------
     Total stockholders' equity                              5,560       8,757
                                                        ----------  ----------
   Total liabilities and stockholders' equity           $    5,560  $    8,757
                                                        ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS



STATEMENTS OF OPERATIONS


                                                                  November 2,
                                                                     1999
                                             December 31,       (Inception) to
                                        ----------------------   December 31,
                                           2001        2000          2002
                                        ----------  ----------  --------------
Revenue                                 $    2,459  $    4,775  $       10,734
Cost of revenue                              1,636       3,371           7,478
                                        ----------  ----------  --------------
Gross profit                                   823       1,404           3,256

Operating expenses:
  General and administrative                 2,184       2,895          23,582
  Depreciation                               1,836       1,837           4,114
                                        ----------  ----------  --------------
Total operating expenses                     4,020       4,732          27,696

Loss from operations before provisions
  for income taxes                          (3,197)     (3,328)        (24,440)

Provision for income taxes                       -           -               -
                                        ----------  ----------  --------------

Net loss                                $   (3,197) $   (3,328) $      (24,440)
                                        ==========  ==========  ==============

Net loss per share                      $    (0.00) $    (0.00) $        (0.02)
                                        ==========  ==========  ==============

Weighted average number of
  common shares outstanding              1,580,000   1,580,000       1,413,784
                                        ==========  ==========  ==============


The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY


STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                 Common Stock               Additional  During the    Total
                 ------------- Subscriptions  Paid-in  Development Stockholders'
                 Shares  Amount Receivable    Capital     Stage       Equity
                 ------- ------ ------------ --------- ----------- ------------
Balance,
Nov 2,1999             - $    - $          - $       - $        -  $          -

Founder shares
issued for
subscription
receivable     1,000,000  1,000      (1,000)         -          -             -
Net loss               -      -           -          -          -             -
                 ------- ------ ------------ --------- ----------- ------------
Balance,
Dec 31,
1999           1,000,000  1,000      (1,000)         -          -             -
Cash received
 for subscription
 receivable
 March, 2000           -      -        1,000         -          -         1,000

Rule 504
offering
issued for
cash
September 2000   580,000    580            -    28,420          -        29,000

Net loss               -      -            -         -    (17,915)      (17,915)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2000           1,580,000  1,580            -    28,420    (17,915)       12,085

Net loss               -      -            -         -    ( 3,328)       (3,328)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2001           1,580,000  1,580            -    28,420     (21,243)       8,757

Net loss               -      -            -         -      (3,197)      (3,197)
                 ------- ------ ------------ --------- ----------- -------------
Balance,
December 31,
2002           1,580,000 $1,580 $          - $  28,420 $   (24,440)$      5,560
               ========= ====== ============ ========= =========== =============

The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS

                                                                  November 2,
                                                                     1999
                                             December 31,       (Inception) to
                                        ----------------------   December 31,
                                           2001        2000          2002
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $   (3,197) $   (3,328) $      (24,440)
Adjustments to reconcile net loss to net cash
  Used by operating activities
     Depreciation                            1,836       1,837           4,114
     Decrease (increase) in inventory        1,028         366            (478)
                                        ----------  ----------  --------------
NET CASH USED IN OPERATING ACTIVITIES         (333)     (1,125)        (20,804)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                       -           -          (9,185)
                                        ----------  ----------  --------------
                                                             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                           -           -          30,000
  Decrease in subscriptions receivable           -           -               -
                                        ----------  ----------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        -           -          30,000

(DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                    (333)     (1,125)             11

CASH AND CASH EQUIVALENTS-beginning
  of period                                    344       1,469               -
                                        ----------  ----------  --------------
CASH AND CASH EQUIVALENTS-end of period $       11  $      344  $           11
                                        ==========  ==========  ==============

SUPPLEMENTAL DISCLOSURES
  Interest paid                         $        -  $        -  $            -
                                        ==========  ==========  ==============
  Income taxes paid                     $        -  $        -  $            -
                                        ==========  ==========  ==============

The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001



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

            Use of Estimates
            ----------------

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

            Income Taxes
            ------------

            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Earnings Per Share
            ------------------


            The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of October 31, 2002, the Company had no securities that would effect loss per share if they were to be dilutive.

            Comprehensive Income
            --------------------

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and, therefore, has not presented a statement of comprehensive income.

  NOTE 2 -  GOING CONCERN

            These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company has realized nominal revenue to date and has accumulated operating losses of approximately $24,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the
            Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

            These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001



  NOTE 3 -  INCOME TAXES

            The components of the provision for income taxes for the year ended December 31, 2002 are as follows:

             Current Tax Expense
               U.S. Federal                           $           -
               State and Local                                    -
                                                      -------------

             Total Current                                        -
                                                      -------------


             Deferred Tax Expense
               U.S. Federal                                       -
               State and Local                                    -
                                                      -------------

             Total Deferred                                       -
                                                      -------------


             Total Tax Provision (Benefit) from
              Continuing Operations                   $           -
                                                      =============


            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                        34.0%
            Effect of Valuation Allowance                 (34.0)%
                                                           ----
            Effective Income Tax Rate                       0.0%

                                                           ====


            At December 31, 2002, the Company had net carryforward losses of $24,440. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                             $    8,310

             Less:  Valuation Allowance                         (8,310)
                                                          ------------

             Net Deferred Tax Assets                      $          -
                                                          ============


            Net operating loss carryforwards expire in 2022.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 4 -    COMMON STOCK

            On November 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000.

            On September 29, 2000, the Company issued 580,000 shares of its $0.001 pare value common stock for cash of $29,000, pursuant to Regulation D, Rule 504.

NOTE 5 -    RELATED PARTY TRANSACTIONS

            The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

NOTE 6 -    RECENT EVENT

            On October 14, 2002, the Company announced that it has executed an agreement to acquire all of the issued and outstanding shares of Arbios Technologies, Inc., a private biomedical company based in Los Angeles, California. Shiprock will acquire Arbios' shares through a merger in which Shiprock will issue approximately 10,670,000 shares of its unregistered common stock to the shareholders of Arbios. The closing of this acquisition is subject to certain customary closing conditions, as well as the concurrent completion of a private placement financing by Shiprock of at least $1,500,000 that has not yet been effected. If the monies are not raised through this private placement, both parties have agreed that the acquisition will not take place.

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

On March 18, 2002 the Registrant engaged Merdinger, Fruchter, Rosen & Company, P.C. as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Company, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Merdinger, Fruchter, Rosen & Company, P.C. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Company, P.C. on any matter that was the subject of a disagreement or a reportable event.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. Shiprock, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2002. The Company does have employment agreements in place with each of its officer.


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

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2002, by each person known by Shiprock, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                            Amount
Title    Name and Address                   of shares              Percent
of       of Beneficial                      held by    Date        of
Class    Owner of Shares    Position        Owner      Acquired    Class
----------------------------------------------------------------------------

Common   Tommy Gropp        Pres./CEO/CFO   500,000    11/02/99    32.00%
Common   Michael Artis      Corp. Sec'y     500,000    11/02/99    32.00%
----------------------------------------------------------------------------


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Company, P.C., Certified Public Accountants, to perform audited financials for the Company. The members of the firm of Merdinger, Fruchter, Rosen & Company, P.C. own no stock in the Company.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     99     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting")

ITEM 14 - CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                                    Shiprock, Inc.
                                           -----------------------------
                                                    (Registrant)

Dated:  March 6, 2003                  By:  /s/ Tommy Gropp
                                           ---------------------------
                                           Tommy Gropp,
                                           Chairman of the Board
                                           President
                                           Chief Executive Officer
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Tommy Gropp                       March 6, 2003
--------------------------------
Tommy Gropp
President, CEO and CFO

By:  /s/ Michael Artis                     March 6, 2003
---------------------------------
Michael Artis
Director and Corporate Secretary

                                   SHIPROCK, INC.

Certification of Procedures Followed in Connection with Sarbanes-Oxley Act Certification

     The undersigned, Chief Executive Officer and Chief Financial Officer of Shiprock, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Annual Report on Form 10-KSB for the period ending December 31, 2002, (the "Report") shortly before the certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and acting controller. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and acting controller were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and acting controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

         (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

         (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

         In witness whereof, I have executed this certification as of the 6th day of March, 2003.

/s/ Tommy Gropp
-----------------------
Name:  Tommy Gropp
Chief Executive Officer
Chief Financial Officer