Form 10QSB
period 2003-03-31
SHIPROCK INC
filed 2003-05-13
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003.
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of March 31, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of March 31, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    4
          Independent Accountant's Report......................    5
          Balance Sheet (unaudited)............................    6
          Statements of Operations (unaudited).................    7
          Statements of Cash Flows (unaudited).................    8
          Notes to Financial Statements........................   9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11

Item 3.   Controls and Procedures..............................   15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

April 28, 2003

Board of Directors
Shiprock, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Shiprock, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period November 2, 1999 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period November 2, 1999 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

                                Shiprock, Inc.
                        (a Development Stage Company)
                                Balance Sheet


Balance Sheet

                                                     (unaudited)
                                                      March 31,   December 31,
                                                         2003         2002
                                                     -----------  ------------
Assets


Current assets:
   Cash                                              $        30  $         11
   Inventory                                                 478           478
                                                     -----------  ------------
                                                             508           489
                                                     -----------  ------------

Fixed assets, net                                          4,956         5,071

                                                     $     5,464  $      5,560
                                                     ===========  ============

Liabilities and Stockholders' Equity

Current liabilities                                  $         -  $          -
                                                     -----------  ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                               -             -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 1,580,000 shares issued and
     outstanding                                           1,580         1,580
   Additional paid-in capital                             28,420        28,420
   Deficit accumulated during development stage          (24,536)      (24,440)
                                                     -----------  ------------
                                                           5,464         5,560
                                                     -----------  ------------
                                                     $     5,464  $      5,560
                                                     ===========  ============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2003 and 2002
      and For the Period November 2, 1999 (Inception) to March 31, 2003


Statement of Operations

                                       Three Months Ending   November 2, 1999
                                            March 31,         (Inception) to
                                       --------------------      March 31,
                                          2003       2002          2003
                                       ---------  ---------  -----------------

Revenue                                $      40  $   1,698  $       10,774
Cost of goods sold                             -      1,199           7,478
                                       ---------  ---------  --------------
                                              40        499           3,296
                                       ---------  ---------  --------------

Expenses:
   Depreciation                              115        459          23,697
   General and administrative expenses        21      1,581           4,135
                                       ---------  ---------  --------------
     Total expenses                          136      2,040          27,832
                                       ---------  ---------  --------------

Net (loss)                             $     (96) $  (1,541) $      (24,536)
                                       =========  =========  ===============


Weighted average number of common
   shares outstanding - basic and
   fully diluted                       1,580,000  1,580,000
                                       =========  =========

Net income (loss) per share - basic
   and fully diluted                   $   (0.00) $   (0.00)
                                       =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Three Months Ending March 31, 2003 and 2002
      and For the Period November 2, 1999 (Inception) to March 31, 2003


Statement of Cash Flows
                                       Three Months Ending   November 2, 1999
                                            March 31,         (Inception) to
                                       --------------------      March 31,
                                          2003       2002          2003
                                       ---------  ---------  -----------------

Cash flows from operating activities
Net (loss)                             $     (96) $  (1,541) $      (24,536)
Adjustments to reconcile net loss to
   net cash used by operating
   activities
Depreciation                                 115        459          4,229
Decrease in inventory                          -        828           (478)
                                       ---------  ---------  --------------
Net cash (used) by operating activities       19       (254)       (20,785)
                                       ---------  ---------  --------------

Cash flows from investing activities
Net cash used by investing activities          -          -         (9,185)
                                       ---------  ---------  --------------

Cash flows from financing activities
Sale of common stock                           -          -         30,000
                                       ---------  ---------  --------------
Net cash provided by financing
   activities                                  -          -         30,000
                                       ---------  ---------  --------------

Net (decrease) increase in cash               19       (254)            30
Cash - beginning                              11        344              -
                                       ---------  ---------  --------------
Cash - ending                          $      30  $      90  $          30
                                       =========  =========  ==============

Supplemental disclosures:
   Interest paid                       $       -  $       -  $           -
                                       =========  =========  ==============
   Income taxes paid                   $       -  $       -  $           -
                                       =========  =========  ==============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                         (a Development Stage Company)
                                     Notes


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.



Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $24,536 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Shiprock, Inc. was incorporated to set up a landscaping business, initially in the greater metropolitan area of Phoenix, Arizona. Its primary focus will be the installation of irrigation systems for new homes, as well as the repair of previously installed sprinkler systems. Shiprock is an outgrowth of a landscaping business that has been doing business by the Company's current management as The Flying Circus, a licensed Limited Liability
Company operated in the Phoenix, Arizona area for the past ten years.

Shiprock, Inc. has set out to develop its expertise in the area of irrigation, this would include both the installation of new systems and to repair systems. Management has observed that many customers are unwilling to replace a broken irrigation systems, but look for service to repair them. One of the factors that led management to realize that a separate business specializing in irrigation systems could be viable was the fact that a substantial number of other contractors would regularly call them, via their Flying Circus landscaping operations to sub-contract out the irrigation jobs.

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

Going Concern - The Company experienced operating losses for the period ended March 31, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

During the First Quarter ended March 31, 2003, the Company generated $40 in revenues as compared to $1,698 in revenues for the same period last year. For the Quarter ended March 31, 2003, the Company incurred a net loss of $96 as compared to net loss of $2,040 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $21 and depreciation costs of $115. During the First Quarter, the Company continued to seek new strategies to broaden its landscaping customer base. Since the Company's inception the Company has lost $24,536.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to market its irrigation services. Management does not believe the company will generate any significant profit in the near future, as developmental, and marketing costs will most likely exceed any anticipated revenues.

Unless the Company can start generating additional revenues, it is questionable that it can remain a Going Concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.
The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all. Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to:
management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company.

Liquidity and Capital Resources
-------------------------------

On November 2, 1999, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of March 31, 2003, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of March 31, 2003 was approximately sixty-six (66).

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
   23       Consent of Experts

   99       Certification Pursuant to Title 18, United States
            Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002


(b)  Reports on Form 8-K

The Company filed a Current Report on March 11, 2003, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled "Resignation of Public Accountant" and "Engagement of Beckstead and Watts, LLP;" and Item 7 ("Exhibit") entitled "Letter of Resignation".

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

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)

Dated:  May 8, 2003    By:  /s/ Tommy J. Gropp
                                -----------------------
                                Tommy J Gropp,
                                Chief Executive Officer
                                Chief Financial Officer


                                   SHIPROCK, INC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SHIPROCK, INC.


Date: May 8, 2003                       By: /s/ Tommy Gropp
                                        -------------------------
                                                Tommy Gropp
                                                Chief Executive Officer

                                  CERTIFICATION

I, Tommy Gropp, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Shiprock, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 8, 2003                             /s/ Tommy Gropp
-----------                            ------------------------------------
                                            Tommy Gropp
                                            Chief Executive Officer
                                            Chief Financial Officer