Form 10QSB
period 2003-06-30
SHIPROCK INC
filed 2003-07-16
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003.
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of June 30, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of June 30, 2003.


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

July 8, 2003

Board of Directors
Shiprock, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Shiprock, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period November 2, 1999 (Inception) to June 30, 2003, and statements of cash flows for the three-months and six-months ended June 30, 2003 and 2002 and for the period November 2, 1999 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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


/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

                                Shiprock, Inc.
                        (a Development Stage Company)
                                Balance Sheet



Balance Sheet


                                                               (unaudited)
                                                                June 30,
                                                                  2003
                                                               -----------
Assets

Current assets:
   Cash                                                        $         9
   Inventory                                                           478
                                                               -----------
                                                                       487
                                                               -----------

Fixed assets, net                                                    4,841

                                                               $     5,328
                                                               ===========


Liabilities and Stockholders' Equity

Current liabilities                                            $         -
                                                               -----------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, zero shares issued and outstanding                      -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 1,580,000 shares issued and outstanding             1,580
   Additional paid-in capital                                       28,420
   (Deficit) accumulated during development stage                  (24,672)
                                                               -----------
                                                                     5,328
                                                               -----------

                                                               $     5,328
                                                               ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                   Shiprock, Inc.
                           (a Development Stage Company)
                               Statement of Operations
                                    (unaudited)



Statement of Operations

                  Three Months Ending    Six Months Ending    November 2, 1999
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2003       2002       2003       2002          2003
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $       -  $     417  $      40  $   2,115  $        10,774
Cost of goods sold        -        294          -      1,493            7,478
                  ---------  ---------  ---------  ---------  ---------------
                          -        123         40        622            3,296
                  ---------  ---------  ---------  ---------  ---------------

Expenses:
 Depreciation           115        459        230        918           23,812
 General and
  administrative
  expenses               21        238         42      1,819            4,156
                  ---------  ---------  ---------  ---------  ---------------
   Total expenses       136        697        272      2,737           27,968
                  ---------  ---------  ---------  ---------  ---------------


Net (loss)        $    (136) $    (574) $    (232) $  (2,115) $       (24,672)
                  =========  =========  =========  =========  ===============

Weighted average
 number of common
 shares outstanding
 - basic and fully
 diluted          1,580,000  1,580,000  1,580,000  1,580,000
                  =========  =========  =========  =========

Net income (loss)
per share - basic
and fully diluted $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                  =========  =========  =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 Shiprock, Inc.
                         (a Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)



Statement of Cash Flows


                                         Six Months Ending   November 2, 1999
                                              June 30,        (Inception) to
                                         ------------------       June 30,
                                           2003      2002           2003
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $   (232) $ (2,115) $       (24,672)
Adjustments to reconcile net loss to net
 cash used by operating activities
Depreciation                                  230       918            4,344
(Increase) in inventory                         -     1,122             (478)
                                         --------  --------  ---------------
Net cash (used) by operating activities        (2)      (75)         (20,806)
                                         --------  --------  ---------------

Cash flows from investing activities
Net cash used by investing activities           -         -           (9,185)
                                         --------  --------  ---------------

Cash flows from financing activities
Sale of common stock                            -         -           30,000
                                         --------  --------  ---------------
Net cash provided by financing activities       -         -           30,000
                                         --------  --------  ---------------

Net (decrease) increase in cash                (2)      (75)               9
Cash - beginning                               11       344                -
                                         --------  --------  ---------------
Cash - ending                            $      9  $    269  $             9
                                         ========  ========  ===============


Supplemental disclosures:
 Interest paid                           $      -  $      -  $             -
                                         ========  ========  ===============
 Income taxes paid                       $      -  $      -  $             -
                                         ========  ========  ===============

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



Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $24,672 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Going Concern - The Company experienced operating losses for the period ended June 30, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the six months ended June 30, 2003, the Company generated $40 in revenues as compared to $2,115 in revenues for the same period last year. For the Quarter ended June 30, 2003, the Company generated no revenues, and incurred a net loss of $136 as compared to net loss of $574 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $21 and depreciation costs of $115. During the Second Quarter, the Company continued to seek new strategies to broaden its customer base. Since the Company's inception the Company has lost $24,672.

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

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of June 30, 2003, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

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

Market For Company's Common Stock

(i) Market Information
----------------------

On February 25, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: SKRI. Since the Company was approved for trading, few shares have traded as a very limited market exists for the trading of the Company's common stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of June 30, 2003 was approximately sixty (60).

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

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

  99.1 CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

  99.2 CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

The Company filed a Current Report on March 11, 2003, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled "Resignation of Public Accountant; and Item 7 ("Exhibit") entitled "Letter of Resignation".

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)

Dated:  July 15, 2003    By:  /s/ Tommy J. Gropp
        -------------    --------------------------------
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


                                        SHIPROCK, INC.


Date: July 15, 2003                       By: /s/ Tommy Gropp
      -------------                       -----------------------------
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

July 15, 2003                             /s/ Tommy Gropp
-------------                            --------------------------
                                            Tommy Gropp
                                            Chief Executive Officer
                                            Chief Financial Officer