Form 10QSB
period 2003-09-30
SHIPROCK INC
filed 2003-11-03
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003.
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 0-33023
--------------------------------------------------------------------------

                               SHIPROCK, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                  86-0982792
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

    1370 N. Monterey Dr., Apache Junction, AZ             85220
    -----------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

  Issuers telephone number:  (480) 288-8991    Fax number:  (480) 288-4223
                             --------------                 --------------

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of September 30, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of September 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountant's Report......................    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

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

October 18, 2003

Board of Directors
Shiprock, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Shiprock, Inc. (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period November 2, 1999 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period November 2, 1999 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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


Beckstead and Watts, LLP

                               Shiprock, Inc.
                        (a Development Stage Company)
                                Balance Sheet



Balance Sheet



                                                                 (unaudited)
                                                                September 30,
                                                                    2003
                                                                 -----------
Assets

Current assets:
    Cash                                                         $         8
    Inventory                                                            478
                                                                 -----------
                                                                         486
                                                                 -----------

Fixed assets, net                                                      4,726

                                                                 $     5,212
                                                                 ===========



Liabilities and Stockholders' Equity

Current liabilities                                              $         -
                                                                 -----------



Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, zero shares issued and outstanding                        -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 1,580,000 shares issued and outstanding               1,580
   Additional paid-in capital                                         28,420
   (Deficit) accumulated during development stage                    (24,788)
                                                                 -----------
                                                                       5,212
                                                                 -----------

                                                                 $     5,212
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



Statement of Operations

                  Three Months Ending    Nine Months Ending    November 2, 1999
                      September 30,         September 30,       (Inception) to
                  --------------------  --------------------    September 30,
                     2003       2002       2003       2002          2003
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      20  $      94  $      60  $   2,209  $        10,794
Cost of goods sold        -         43          -      1,536            7,478
                  ---------  ---------  ---------  ---------  ---------------
                         20         51         60        673            3,316
                  ---------  ---------  ---------  ---------  ---------------

Expenses:
 Depreciation           115        194        345      2,013           23,927
 General and
  administrative
  expenses               21        459         63      1,377            4,177
                  ---------  ---------  ---------  ---------  ---------------
   Total expenses       136        653        408      3,390           28,104
                  ---------  ---------  ---------  ---------  ---------------

Net (loss)        $    (116) $    (602) $    (348) $  (2,717) $      (24,788)
                  ========== ========== ========== ========== ===============


Weighted average
 number of common
 shares outstanding
 - basic and fully
 diluted          1,580,000  1,580,000  1,580,000  1,580,000
                  =========  =========  =========  =========

Net income (loss)
 per share - basic
 and fully
 diluted          $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                  ========== ========== ========== ==========

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



Statement of Cash Flows


                                         Nine Months Ending   November 2, 1999
                                           September 30,       (Inception) to
                                         ------------------    September 30,
                                           2003      2002           2003
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $   (348) $ (2,717) $     (24,788)
Adjustments to reconcile net loss to
 net cash used by operating activities
Depreciation                                  345     1,377          4,459
(Increase) in inventory                         -     1,028           (478)
                                         --------  --------  --------------
Net cash (used) by operating activities        (3)     (312)       (20,807)
                                         --------- --------- --------------

Cash flows from investing activities
Net cash used by investing activities           -         -         (9,185)
                                         --------  --------  --------------

Cash flows from financing activities
Sale of common stock                            -         -         30,000
                                         --------  --------  -------------
Net cash provided by financing
 activities                                     -         -         30,000
                                         --------  --------  -------------

Net (decrease) increase in cash                (3)     (312)             8
Cash - beginning                               11       344              -
                                         --------  --------  -------------
Cash - ending                            $      8  $     32  $           8
                                         ========  ========  =============

Supplemental disclosures:
   Interest paid                         $      -  $      -  $           -
                                         ========  ========  =============

   Income taxes paid                     $      -  $      -  $           -
                                         ========  ========  =============


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



Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $24,788 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Shiprock, Inc. is developmental stage company, which provides installation of landscaping for new homes in the metropolitan area of Phoenix, Arizona, with a primary emphasis on irrigation systems. This includes renovation, sprinkler installation and repair on later model homes.

Shiprock, Inc. was incorporated to set up a landscaping business, initially in the greater metropolitan area of Phoenix, Arizona. Its primary focus has been the installation of irrigation systems for new homes, as well as the repair of previously installed sprinkler systems. Shiprock is an outgrowth of a landscaping business that has been doing business by the Company's current management as The Flying Circus, a licensed Limited Liability Company operated in the Phoenix, Arizona area for the past ten years.

The Company may not be able to generate enough revenues or have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Going Concern - The Company experienced operating losses for the period ended September 30, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the nine months ended September 30, 2003, the Company generated $60 in revenues as compared to $2,209 in revenues for the same period last year. For the Quarter ended September 30, 2003, the Company generated $20 in revenues, and incurred a net loss of $116 as compared to net loss of $602 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $21 and depreciation costs of $115. During the Third Quarter, the Company continued to seek new strategies to broaden its customer base. Since the Company's inception the Company has lost $24,788.

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

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of September 30, 2003, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

Shiprock, Inc. is developmental stage company, which provides installation of landscaping for new homes in the metropolitan area of Phoenix, Arizona with a primary emphasis on irrigation systems. This includes renovation, sprinkler installation and repair on later model homes.

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

Employees
---------

The Company currently has one employee, who also serves an officer and director of the Company. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of September 30, 2003 was approximately fifty-five (55).

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

ITEM 5.  Other Information

During the Third Quarter, Michael Artis, Director and Secretary of the Company resigned his position as a Director and Officer from the Company to pursue personal endeavors.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

No Current Reports were filed during the Third Quarter.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)


Dated:  November 3, 2003    By:  /s/ Tommy J. Gropp
        ----------------    -----------------------------
                                  Tommy J Gropp,
                                  Chief Executive Officer
                                  Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SHIPROCK, INC.


Date: November 3, 2003                       By: /s/ Tommy Gropp
      ----------------                       --------------------------
                                                Tommy Gropp
                                                Chief Executive Officer