Form 10KSB
period 2003-12-31
SHIPROCK INC
filed 2004-01-29
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-33023

                                 Shiprock, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         86-0982792
-------------------------------                         --------------
(State or other jurisdiction of                         (IRS Employer
incorporation  or  organization)                        Identification
                                                        No.)

    1370 N. Monterey Dr., Apache Junction, AZ             85220
    -----------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (480) 288-4223
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

     State issuer's revenues for its most recent fiscal year.  $100.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,450,000 ($2.50 times 580,000).

     As of December 31, 2003, the issuer had 1,580,000 shares of common stock outstanding.

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

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....16
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18
    Item 8A. Controls and Procedures.......................................20

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
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................25
    Item 14. Principal Accountant Fees and Services........................26

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

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock to approximately 64 shareholders. As of December 31, 2003, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

The original business plan of Shiprock, Inc. provided installation of landscaping for new homes in the metropolitan area of Phoenix, Arizona, with a primary emphasis on irrigation systems. This included renovation, sprinkler installation and repair on later model homes.



1)  Principal Products, Services and Principal Markets.

Shiprock, Inc. was originally incorporated to set up a landscaping business, in the greater metropolitan area of Phoenix, Arizona. Its original business focus was the installation of irrigation systems for new homes, as well as the repair of previously installed sprinkler systems. Shiprock is an outgrowth of a landscaping business that has been doing business by the Company's current management as The Flying Circus, a Limited Liability Company operated in the Phoenix, Arizona area for the past ten years

Shiprock, Inc. has tried to develop its expertise in the area of irrigation. This included both the installation of new systems and to repair systems that were fifteen to twenty years old. Management observed that many customers are unwilling to replace a broken irrigation systems, but look for service to repair them. One of the factors that led management to realize that a separate business specializing in irrigation systems could be viable was the fact that a substantial number of other contractors would regularly call them, via their Flying Circus landscaping operations to sub-contract out the irrigation jobs.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

Prospective customers and marketing targets for Shiprock included both new homebuyers and longer term homeowners. The Company advertised in the Yellow Pages and newspapers in the Phoenix area. They also utilized advertising via value-pack and flyer runs on new home developments in targeted neighborhoods. The auditors of the Company have issued a going concern opinion in Note 2 of the Notes to Financial Statements, the Company may not be able to generate enough revenues or have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern.

The Company's original business plan has not been successful. The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2003, the Company had an accumulated deficit of twenty-five thousand two hundred twenty-nine ($25,229) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company is a 12(g) registered company under the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). As a "reporting company," management believes the Company may be more attractive to a private acquisition target as its common stock is also quoted on the OTC Bulletin Board.

The Company has been assessing various options and strategies. The analysis of new businesses opportunities and evaluating new business strategies has been undertaken by or under the supervision of the Company's acting President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based On a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Management believes the Company has been under-funded to build its core business. Management has been unable to identify new prospective customers for water irrigation systems. Shiprock has been unable to sub-contract sprinkler repair jobs and build its customer base.


2)  Customers

The Company intended to serve homeowners with both new and established water installation systems. The Company began its operations in Arizona in the greater Phoenix area. Their business focus dealt, with servicing the home market.


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


6)  Employees

The Company currently has one (1) employee, who also serves as Chief Executive Officer, and Chief Financial Officer of the Company.

(i) The Company's performance is substantially dependent on the performance of its President, Tommy Gropp. In particular, the Company's success depend on their ability to build the business for the Company.

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

b) EVENTUAL NEED FOR ADDITIONAL CAPITAL. In September, 2000, the Company completed a 504 Offering and was able to generate enough working capital to implement plans for the first year of its operations. However, the Company needs additional capital in order to expand its operations. Especially if the Company hopes to identify new customer bases. At this point, any additional funds will be derived somewhat from internal sources or from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment value.

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

A common problem with most small landscaping companies is that they are not able to do the larger jobs due to lack of sufficient capital. The Company currently faces this problem, especially with other well-financed competitors in the same marketplace.

Furthermore, the Company's desire to expand could expose it to competition both from large companies who share the desire to operate in a national arena and from the established companies in various regions and areas of the country who would be fighting for the same customers as those of Shiprock or its affiliates and associated entities.

e) COMPANY MAY FAIL TO CONVINCE ENOUGH CUSTOMERS TO USE ITS SERVICES. The Company's has not succeeded in establishing a landscaping business with water irrigation systems. Despite the good reputation and strong referral base of the Company's management and its strong belief that Shiprock will do very well, the Company has been unable to establish itself as an effective business in its home market it will not be able to fulfill any of the more ambitious aspects of its business plan. It is unlikely at this point that market acceptance will be forthcoming.

f) DEPENDENCE ON KEY PERSONNEL COULD LEAD TO PROBLEMS. The Company currently relies heavily upon the services and expertise of Tommy Gropp. Should the Company be deprived of the services of Mr. Gropp for any reason, the results would be devastating to the Company and could lead to its dissolution.

g) POSSIBLE REGULATORY OBSTACLES CREATED BY CHANGES IN WATER SUPPLY. In the Southwest United States there are major political storms as well as troubling environmental issues that relate to the issue of the water supply. The use of water from the area's major rivers are at the center of continuing disputes between the states of those regions. As a company primarily concerned with irrigation systems and the watering of client's lawns, shrubbery and gardens, Shiprock's fortunes are intimately bound up with all issues of public policy that have to do with these critical issues of water use. It is entirely possible that controversies and regulations that relate to these issues could have an adverse effect on the Company's business, both in Arizona and in the larger Southwest region that it intends to serve.

h DROUGHT CONDITIONS COULD LEAD TO PROHIBITIONS ON WATERING. The State of Arizona and parts of the Southwest have been subjected to drought with some regularity in the past decades. It is well known that the first kind of water use that local and state governments curtail when faced with a short-age of that critical element is that relating to the watering of private lawns and gardens. In some jurisdictions, such usage is prohibited by severe fines. Should such a situation come into being in the future, the Company would stand to lose a substantial amount of revenues, and, if severe enough, could even cause the Company's business to fail.

i) CHANGING ENVIRONMENTAL ATTITUDES COULD CUT THE AVAILABLE MARKET. As the availability of water becomes a bigger issue and many people are in the process of changing their attitudes toward appropriate water use, advocates are emerging for so-called indigenous plant landscaping that relies on flora that grow naturally in the dry desert climate of the Southwest. Whatever might be said on either side of this issue, the fact remains that to the extent that consumers turn away from green grasses and plants, the Company's lawn-sprinkler systems will have a smaller available market.

j) LACK OF CASH DIVIDENDS. The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay a cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")

k) POSSIBLE LIABILITY FOR SERVICE PROVIDED. There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

l)  SHARES SUBJECT TO RULE 144.  On April 14, 2000, the Company had
1,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")

m)  LOW-PRICED STOCKS MAY AFFECT THE RESELL THE COMPANY'S SHARES.
    -------------------------------------------------------------

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

n)  POTENTIAL FLUCTUATION IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment, or change the Company's business focus could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

o)  RISKS ASSOCIATED WITH NEW CAMPAIGNS AND ATTEMPTS TO EXPAND

There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any concerted but unsuccessful attempts by the Company to expand its business or change its business focus could damage the Company's reputation and diminish the value of its name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, that could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's services could result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Events

Recent Events

On November 24, 2003, the Company entered into a letter of intent to acquire all of the issued and outstanding stock of Duska Scientific Co., a Delaware corporation ("Duska"). Pursuant to the terms of the letter of intent, Duska will merge with a newly-formed subsidiary of the Company and will thereby become a subsidiary of the Company. As part of the proposed transaction, the Company will issue new, unregistered shares to the stockholders of Duska.
The exact number of shares to be issued to the Duska will depend on certain factors, but is expected to represent approximately 92% of the shares outstanding after the closing of the transaction. Accordingly, the Duska stockholders will become the controlling stockholders of the Company. The Company expects to sign a formal acquisition agreement with Duska in the near future. The acquisition of Duska is subject to the execution of the acquisition agreement and certain customary closing conditions.

Duska, a privately held Delaware corporation based in Bala Cynwyd, Pennsylvania, commenced operations in 1999. Duska is an emerging biopharmaceutical company that is developing various diagnostic and therapeutic products based upon Duska's technology related to adenosine 5'- triphosphate (ATP) and its receptors. ATP is a biological compound that is found in every cell of the human body, where it constitutes the source of energy that fuels all body functions. Duska owns or has exclusive license rights to the four diagnostic and therapeutic applications, which are in various stages of development.

ITEM 2.  DESCRIPTION OF PROPERTY.

A.  Description of Property

The Company's corporate headquarters are located at: 1370 N. Monterey Dr., Apache Junction, AZ 85220. Telephone number: (480) 288-4223. This space is provide to Shiprock by its sole director at no cost to the business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.

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


FISCAL 2002                                  HIGH              LOW
--------------------------------             ----              ----
Quarter ended March 31, 2002                 $0.00             $0.00
Quarter ended June 30, 2002                  $0.00             $0.00
Quarter ended September 30, 2002             $0.00             $0.00
Quarter ended December 31, 2003              $1.50             $0.00

FISCAL 2003
--------------------------------             ----              ----
Quarter ended March 31, 2002                 $1.50             $1.01
Quarter ended June 30, 2002                  $2.15             $1.01
Quarter ended September 30, 2002             $2.15             $1.01
Quarter ended December 31, 2003              $2.50             $1.01



(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2003 was approximately fifty-six (56).

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

On August 25, 2000, Shiprock was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On September 30, 2000, Shiprock completed a public offering of shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby Shiprock sold 580,000 shares of Common Stock to approximately 64 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. As of December 31, 2003, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).

In addition, this offering was made on a best efforts basis and was not underwritten. In regards to the August-September, 2000 offering, listed below are the requirements set forth under Regulation D, Rule 504 and the facts which support the availability of Rule 504 to the August-September, 2000 offering:

As of December 31, 2003, the Company has 1,580,000 shares of common stock issued and outstanding held by approximately 56 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

((a) Results of Operations
--------------------------

As a developmental stage Company, the Company had revenues of $100 for calendar year ending 2003 versus $2,459 in revenues for the same period last year. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2003, the Company experienced net losses $(789) versus net losses of $(3,197) for the same period last year. The bulk of these expenses, $804 were for depreciation and $84 in general and administrative costs. The net (loss) per share- basic and fully diluted for 2003 was $(0.00) versus $(0.00) for the same period last year. Since the Company's inception on November 2, 1999 through December 31, 2003 it has lost $(25,229). The Company does not have any material commitments for capital expenditures.

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

Unless the Company can start generating additional revenues, it is questionable that it can remain a Going Concern. In order for the Company to remain a Going Concern it will need to find additional capital or an acquisition. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

(ii) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(iii) The Company is not anticipating any significant changes in the number of employees.

ITEM 7.  FINANCIAL STATEMENTS.



                                SHIPROCK, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2003 AND 2002



                                   CONTENTS
                                   --------


CONTENTS

                                                  PAGE
INDEPENDENT AUDITORS' REPORT                      F-1
BALANCE SHEETS                                    F-2
STATEMENTS OF OPERATIONS                          F-3
STATEMENT OF STOCKHOLDER'S DEFICIT                F-4
STATEMENTS OF CASH FLOWS                          F-5
NOTES TO FINANCIAL STATEMENTS                     F-6-11



Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                         3340 Wynn Road, Ste. B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Shiprock, Inc.
Las Vegas, NV

We have audited the Balance Sheet of Shiprock, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003 and 2002, the period November 2, 1999 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Shiprock, Inc. as of December 31, 2002, were audited by other auditors who's reported dated January 23, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiprock, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003 and for the period November 2, 1999 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 16, 2004


Beckstead and Watts, LLP

                                SHIPROCK, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET

BALANCE SHEET

                                                        December 31,
                                                        ------------
                                                            2003
                                                        ------------
ASSETS
   Cash and cash equivalents                            $         27
   Inventory                                                     478
                                                        ------------
     Total current assets                                        505
                                                        ------------
Fixed assets, net                                              4,266

                                                        $      4,771
                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                     $          -
                                                        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                    $          -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
    1,580,000 shares issued and outstanding                    1,580
  Additional paid-in capital                                  28,420
  Deficit accumulated during the development stage           (25,229)
                                                        ------------
                                                               4,771
                                                        ------------
                                                        $      4,771
                                                        ============


The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS



STATEMENTS OF OPERATIONS


                                                                  November 2,
                                         For the years ended         1999
                                             December 31,       (Inception) to
                                        ----------------------   December 31,
                                             2003      2002          2003
                                        ----------  ----------  --------------
Revenue                                 $      100  $    2,459  $       10,834
Cost of goods sold                               -       1,636           7,478
                                        ----------  ----------  --------------
                                               100         823           3,356

Expenses:
  Depreciation                                 805       1,836           4,919
  General and administrative expenses           84       2,184          23,666
                                        ----------  ----------  --------------
     Total expenses                            889       4,020          28,585

Net (loss)                              $     (789) $   (3,197) $      (25,229)
                                        ==========  ==========  ==============

Weighted average number of
  common shares outstanding              1,580,000   1,580,000
                                        ==========  ==========

Net income (loss) per share - basic
  and fully diluted                     $    (0.00) $    (0.00)
                                        =========== ===========


The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                Statement of Changes in Stockholders' Equity
          November 2, 1999 (Date of Inception) to December 31, 2003


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        (Deficit)
                                                       Accumulated
                 Common Stock    Additional            During the     Total
               ---------------   Paid-in Subscriptions Development Stockholders'
                Shares   Amount   Capital   Receivable     Stage       Equity
               --------- ------ ------------ --------- ----------- ------------
November 2, 1999
Founder shares
issued for
subscription
receivable     1,000,000  1,000            -    (1,000)         -             -

Net (loss)
  September 18,
  1999 (Inception)
  to December 31,
  1999                                                          -             -
               --------- ------ ------------ --------- ----------- ------------
Balance,
Dec 31,
1999           1,000,000  1,000            -    (1,000)          -            -
               --------- ------ ------------ --------- ----------- ------------

March 2000
Cash received
 for subscription
 receivable            -      -                  1,000          -         1,000

September 2000
 Shares issued for
 cash pursuant to
 Rule 504
 offering         580,000    580       28,420        -          -        29,000

Net (loss), for
 the year ended
 December 31,
 2000                   -      -            -         -    (17,915)     (17,915)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2000           1,580,000 $1,580 $     28,420 $       - $   (17,915)$     12,085
               --------- ------ ------------ --------- ----------- ------------

Net (loss), for
 the year ended
 December 31,
 2001                  -      -            -         -     ( 3,328)      (3,328)
               --------- ------ ------------ --------- ----------- -------------
Balance,
Dec 31,
2001           1,580,000 $1,580 $     28,420 $       - $   (21,243)$      8,757
               --------- ------ ------------ --------- ----------- ------------

Net (loss), for
 the year ended
 December 31,
 2002                  -      -            -         -      (3,197)      (3,197)
               --------- ------ ------------ --------- ----------- -------------
Balance,
December 31,
2002           1,580,000 $1,580 $     28,420 $       - $   (24,440)$      5,560
               --------- ------ ------------ --------- ----------- ------------

Net (loss), for
 the year ended
 December 31,
 2003                  -      -            -         -        (789)        (789)
               --------- ------ ------------ --------- ----------- -------------
Balance,
December 31,
2003           1,580,000 $1,580 $     28,420 $       - $   (25,229)$      4,771
               ========= ====== ============ ========= =========== ============

The accompanying notes are an integral part of these financial statements.

                                SHIPROCK, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

Statement of Cash Flows
                                                                  November 2,
                                         For the years ended         1999
                                             December 31,       (Inception) to
                                        ----------------------   December 31,
                                           2003        2002          2003
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                              $     (789) $   (3,197) $      (25,229)
Adjustments to reconcile net loss to net cash
  used by operating activities
     Depreciation                              805       1,836           4,919
     (Increase) decrease in inventory            -       1,028            (478)
                                        ----------  ----------  ---------------
NET CASH USED IN OPERATING ACTIVITIES           16        (333)        (20,788)
                                        ----------  ----------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                         -           -          (9,185)
                                        ----------  ----------  ---------------
Net cash used by investing activities            -           -          (9,185)
                                        ----------  ----------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                             -           -          30,000
                                        ----------  ----------  --------------
Net cash provided from financing
  activities                                     -           -               -
                                        ----------  ----------  --------------
Net (decrease) increase in cash                 16        (333)             27
Cash - beginning                                 8         344               -
                                        ----------  ----------  --------------
Cash - ending                           $       27  $       11  $           27
                                        ==========  ==========  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                         $        -  $        -  $            -
                                        ==========  ==========  ==============
  Income taxes paid                     $        -  $        -  $            -
                                        ==========  ==========  ==============

The accompanying notes are an integral part of these financial statements.

                                Shiprock, Inc.
                         (A Development Stage Company)
                                     Notes


Note 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization
------------

The Company was organized November 2, 1999 (Date of Inception) under the laws of the State of Nevada, as Shiprock, Inc.

The Company has had limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.


Estimates
---------

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


Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.


Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                                Shiprock, Inc.
                         (A Development Stage Company)
                                     Notes


Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.



Advertising Costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses for the year ended December 31, 2003.



Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.


Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                                Shiprock, Inc.
                         (A Development Stage Company)
                                     Notes

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.



Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

                                Shiprock, Inc.
                         (A Development Stage Company)
                                     Notes



Recent pronouncements (continued)
---------------------------------

In  December  2002,  the FASB issued SFAS No. 148, "Accounting for Stock-Based
 Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

 In November  2002,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.  45,
 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after June 30, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In  January  2003,  the  FASB  issued FIN No. 46, "Consolidation  of  Variable
 Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

                                Shiprock, Inc.
                         (A Development Stage Company)
                                     Notes


Year-end
--------

The Company has selected December 31 as its year-end.

Note 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $25,229 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


Note 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                                Shiprock, Inc.
                         (A Development Stage Company)
                                     Notes


Note 3 - INCOME TAXES (continued)


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)

                   Valuation reserve                 34.0%
                                                   -------
                   Total                                -%

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $25,229 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved.



NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 20,000,000 shares of $0.001 par value common stock.

On November 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000.

On September 29, 2000, the Company issued 580,000 shares of its $0.001 par value common stock for cash of $29,000, pursuant to Registration D of the Securities and Exchange Commission Act of 1934.

There have been no other issuances of preferred or common stock.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

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

The Company filed a Current Report dated March 11, 2003 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

(a) The Board of Directors of the Registrant dismissed Merdinger, Fruchter, Rosen & Company, P.C. ("MFRC") effective February 18, 2003, and has retained Beckstead and Watts, LLP as its independent auditor for the fiscal year ended December 31, 2002. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of MFRC and the engagement of Beckstead and Watts, LLP as its independent auditor. None of the reports of MFRC on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained a "going concern" comment in Financial Note 2 in its Form 10KSB for the fiscal year ended December 31, 2002 which stated the following:

"These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company has realized nominal revenue to date and has accumulated operating losses of approximately $24,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty."

There were no disagreements between the Company and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MFRC, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, MFRC has not advised the Registrant that:

    1) internal controls necessary to develop reliable financial statements did not exist; or

    2) information has come to the attention of MFRC which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

    3) the scope of the audit should be expanded significantly, or information has come to the attention of MFRC that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2002.

(b) On February 18, 2003 the Registrant engaged Beckstead and Watts, LLP as its principal accountant to audit the Registrant's financial statements as successor to MFRC. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Beckstead and Watts, LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Beckstead and Watts, LLP provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Beckstead and Watts, LLP on any matter that was the subject of a disagreement or a reportable event.


ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2003, Shiprock, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer/Chief Financial Officer. Based upon that evaluation, our Chief Principal Officer/Chief Financial Officer concluded that Shiprock, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                  Age                Position                 Appointed
------------          ---      ------------------------------     ---------
Tommy Gropp           43       Chairman of the Board              11/02/99
                               President, CEO, CFO,
                               Corporate Secretary

Work Experience
---------------

Tommy Gropp, Director, President and CEO/CFO
--------------------------------------------

Tommy Gropp, for the past year has been working as a partner of the Flying Circus, LLC, a landscaping company doing business in the Phoenix metro area as a subcontractor. Four months ago, he began working for Paramount Landscaping in Phoenix, AZ. For the last 10 years, he has been a subcontractor in the landscaping field working for licensed contractors. Controlling all aspects in jobs to include yard maintenance, sprinkler repair and full landscaping installation. During these years he has acquired a vast knowledge of the landscaping business. He currently holds a Certificate of Completion in Management from Mesa Community College, class of 1992.B.S. in Performing Music, MacMurray College, class of 1978. He plans to devote 10-15 hours per week to the operations of Shiprock.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2003. Shiprock, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2003.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Tommy J. Gropp     2001     -0-            -0-           -0-
    Director,      2002     -0-            -0-           -0-
    CEO/CFO,       2003     -0-            -0-           -0-
    Secretary
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Tommy J. Gropp     2001    -0-           -0-                -0-       -0-
    Director       2002    -0-           -0-                -0-       -0-
    CEO/CFO,       2003    -0-           -0-                -0-       -0-
    Secretary
-------------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officer. The executive officer will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future while Shiprock is in its early stages. Mr. Gropp is currently involved in the hands-on management of their related landscaping business, Flying Circus, from which each derives their income


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2003, by each person known by Shiprock, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                              Amount
Title    Name and Address                     of shares              Percent
of       of Beneficial                        held by    Date        of
Class    Owner of Shares    Position          Owner      Acquired    Class (1)
----------------------------------------------------------------------------

Common   Tommy Gropp(2)     Pres./CEO/CFO     500,000    11/02/99    32.00%
Common   Michael Artis(2)   Shareholder       500,000    11/02/99    32.00%
                            Former Secretary
----------------------------------------------------------------------------

All Executive Officers as
       a Group (1 person)                     500,000                32.00%


(1) The percentages listed in the Percent of Class column are based upon 1,580,000 issued and outstanding shares of Common Stock.

(2)  1370 N. Monterey Dr., Apache Junction, AZ 85220

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, to perform audited financials for the Company. The members of the firm of Beckstead and Watts, LLP own no stock in the Company.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 11, 2003 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting")

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $5,000 and $5,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit
 Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on January 28, 2004.


                                                    Shiprock, Inc.
                                           -----------------------------
                                                    (Registrant)


                                           By:  /s/ Tommy Gropp
                                           ---------------------------
                                                    Tommy Gropp,
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  January 28, 2004           By:  /s/ Tommy Gropp
                                  --------------------------------
                                           Tommy Gropp
                                           President, CEO and CFO
                                           Director and Corporate Secretary