Form 10KSB/A
period 2003-12-31
SHIPROCK INC
filed 2004-03-12
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                Amendment No 1 to

                                   FORM 10-KSB/A

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

     As of March 11, 2003, the issuer had 1,580,000 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


NOTE: This amendment is being filed, at the request of our auditor to add Financial Footnote 4.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $25,229 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - FIXED ASSETS

There were no fixed asset additions or deletions during the year ended December 31, 2003. The Company recorded depreciation expense totaling $805 as of December 31, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - STOCKHOLDERS' EQUITY

On November 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000.

On September 29, 2000, the Company issued 580,000 shares of its $0.001 par value common stock for cash of $29,000, pursuant to Registration D, Rule 504.

There have been no other issuances of common stock.

NOTE 7 - WARRANTS AND OPTIONS

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on March 11, 2004.


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


Date:  March 11, 2004           By:  /s/ Tommy Gropp
                                  --------------------------------
                                           Tommy Gropp
                                           President, CEO and CFO
                                           Director and Corporate Secretary