Form 10KSB/A
period 2003-12-31
SHIPROCK INC
filed 2004-04-12
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                Amendment No 2 to

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

ITEM 7.  FINANCIAL STATEMENTS.



                                SHIPROCK, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2003 AND 2002



                                   CONTENTS
                                   --------


CONTENTS

                                                  PAGE
INDEPENDENT AUDITORS' REPORT                      F-1
INDEPENDENT AUDITORS' REPORT                      F-2
BALANCE SHEETS                                    F-3
STATEMENTS OF OPERATIONS                          F-4
STATEMENT OF STOCKHOLDER'S DEFICIT                F-5
STATEMENTS OF CASH FLOWS                          F-6
NOTES TO FINANCIAL STATEMENTS                     F-7-12



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

January 16, 2004


/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

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

                       INDEPENDENT AUDITORS' REPORT

Board of Directors
Shiprock, Inc.
Las Vegas, NV

We have audited the Balance Sheet of Shiprock, Inc. (the "Company")(A Development Stage Company), as of December 31, 2002, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year then ended, the period November 2, 1999 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiprock, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then and for the period November 2, 1999 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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

April 9, 2004

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 9, 2004.


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


Date:  April 9, 2004           By:  /s/ Tommy Gropp
                                  --------------------------------
                                        Tommy Gropp
                                        President, CEO and CFO
                                        Director and Corporate Secretary