Form 10QSB
period 2004-03-31
SHIPROCK INC
filed 2004-05-10
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004.
--------------------------------------------------------------------------

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of March 31, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of March 31, 2004.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountant's Review Report...............    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2004, follow.

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

April 28, 2004

Board of Directors
Shiprock, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Shiprock, Inc. (a Nevada corporation) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003 and statements of cash flows for the three-months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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


/s/ Beckstead and Watts, LLP
----------------------------
Beckstead and Watts, LLP

                                Shiprock, Inc.
                        (a Development Stage Company)
                                Balance Sheet


Balance Sheet

                                                     (unaudited)
                                                      March 31,   December 31,
                                                         2004         2003
                                                     -----------  ------------
Assets

Current assets:
   Cash                                              $         6  $         27
   Inventory                                                 478           478
                                                     -----------  ------------
                                                             484           505
                                                     -----------  ------------

Fixed assets, net                                          4,065         4,266

                                                     $     4,549  $      4,771
                                                     ===========  ============

Liabilities and Stockholders' Equity

Current liabilities                                  $         -  $          -
                                                     -----------  ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                               -             -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 1,580,000 shares issued and
     outstanding                                           1,580         1,580
   Additional paid-in capital                             28,420        28,420
   Deficit accumulated during development stage          (25,451)      (25,229)
                                                     -----------  ------------
                                                           4,549         4,771
                                                     -----------  ------------
                                                     $     4,549  $      4,771
                                                     ===========  ============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2004 and 2003
      and For the Period November 2, 1999 (Inception) to March 31, 2004


Statement of Operations

                                       Three Months Ending   November 2, 1999
                                            March 31,         (Inception) to
                                       --------------------      March 31,
                                          2004       2003          2004
                                       ---------  ---------  -----------------

Revenue                                $       -  $     100  $          10,834
Cost of goods sold                             -          -              7,478
                                       ---------  ---------  -----------------
                                               -        100              3,356
                                       ---------  ---------  -----------------

Expenses:
   Depreciation                              201        805              5,120
   General and administrative expenses        21         84             23,687
                                       ---------  ---------  -----------------
     Total expenses                          222        889             28,807
                                       ---------  ---------  -----------------

Net (loss)                             $    (222) $    (789) $         (25,451)
                                       =========  =========  =================


Weighted average number of common
   shares outstanding - basic and
   fully diluted                       1,580,000  1,580,000
                                       =========  =========

Net income (loss) per share - basic
   and fully diluted                   $   (0.00) $   (0.00)
                                       =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Three Months Ending March 31, 2004 and 2003
      and For the Period November 2, 1999 (Inception) to March 31, 2004


Statement of Cash Flows
                                       Three Months Ending   November 2, 1999
                                            March 31,         (Inception) to
                                       --------------------      March 31,
                                          2004       2003          2004
                                       ---------  ---------  -----------------
Cash flows from operating activities
Net (loss)                             $    (222) $    (789) $         (25,451)
Adjustments to reconcile net loss to
   net cash used by operating
   activities
Depreciation                                 201        805              5,120
Decrease in inventory                          -          -               (478)
                                       ---------  ---------  -----------------
Net cash (used) by operating activities      (21)        16            (20,809)
                                       ---------  ---------  -----------------
Cash flows from investing activities
Purchase of fixed assets                                                (9,185)
                                       ---------  ---------  -----------------
Net cash used by investing activities          -          -             (9,185)
                                       ---------  ---------  -----------------
Cash flows from financing activities
Sale of common stock                           -          -             30,000
                                       ---------  ---------  -----------------
Net cash provided by financing
   activities                                  -          -             30,000
                                       ---------  ---------  -----------------
Net (decrease) increase in cash              (21)        16                  6
Cash - beginning                              27         11                  -
                                       ---------  ---------  -----------------
Cash - ending                          $       6  $      27  $               6
                                       =========  =========  =================

Supplemental disclosures:
   Interest paid                       $       -  $       -  $               -
                                       =========  =========  =================
   Income taxes paid                   $       -  $       -  $               -
                                       =========  =========  =================

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $25,451 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As at March 31, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $25,451 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the three months ended March 31, 2004, the Company generated no revenues as compared to $100 in revenues for the same period last year. For the three months ended March 31, 2004, the Company incurred a net loss of $222 as compared to net loss of $789 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $21 and depreciation costs of $201. Since the Company's inception the Company has lost $25,451.


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

Recent Event
------------

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

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of March 31, 2004, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).


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

(c) The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.


(ii) Dividends
---------------

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company filed a Current Report dated March 4, 2004, pursuant to Item 9 ("Regulation FD Disclosure"), a news release entitled "Shiprock, Inc. to Acquire Duska Scientific Co."

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)


Dated:  May 7, 2004      By:  /s/ Tommy J. Gropp
        -----------      -----------------------------
                                  Tommy J Gropp
                                  Chief Executive Officer
                                  Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SHIPROCK, INC.


Date: May 7, 2004                       By: /s/ Tommy Gropp
      -----------                       --------------------------
                                                Tommy Gropp
                                                Chief Executive Officer