Form 10QSB
period 2004-06-30
SHIPROCK INC
filed 2004-08-13
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2004.
- --------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- --------------------------------------------------------------------------

                     Commission File Number: 0-33023
- --------------------------------------------------------------------------

                               SHIPROCK, INC.
- --------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                  86-0982792
- -------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

    1370 N. Monterey Dr., Apache Junction, AZ             85220
    -----------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

  Issuers telephone number:  (480) 288-8991    Fax number:  (480) 288-4223
                             --------------                 --------------

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,580,000 issued and outstanding as of June 30, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of June 30, 2004.


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2004, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                     3340 Wynn Road, Suite B
                                                         Las Vegas, NV 89102
                                                                702.257.1984
                                                            702.362.0540 fax


                   INDEPENDENT ACCOUNTANTS REVIEW REPORT

August 12, 2004

Board of Directors
Shiprock, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of Shiprock, Inc. (a Nevada corporation) as of June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003 and statements of cash flows for the six-months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Beckstead and Watts, LLP

                                Shiprock, Inc.
                        (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                               (unaudited)
                                                                 June 30,
                                                                  2004
                                                              -----------
Assets

Current assets:
   Cash                                                       $         5
   Inventory                                                          478
                                                              -----------
                                                                      483
                                                              -----------

Fixed assets, net                                                   3,864

                                                              $     4,347
                                                              ===========

Liabilities and Stockholders' Equity

Current liabilities                                           $         -
                                                              -----------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                                        -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 1,580,000 shares issued and
     outstanding                                                    1,580
   Additional paid-in capital                                      28,420
   Deficit accumulated during development stage                   (25,653)
                                                               -----------
                                                                    4,549
                                                               -----------
                                                               $    4,347
                                                               ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
      For the Three Months and Six Months Ending June 30, 2004 and 2003
      and For the Period November 2, 1999 (Inception) to June 30, 2004


Statement of Operations

                                       Six Months Ending   November 2, 1999
                                            June 30,          (Inception) to
                                       --------------------      June 30,
                                          2004       2003          2004
                                       ---------  ---------  -----------------


                  Three Months Ending    Six Months Ending    December 31, 1998
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2004       2003       2004       2003          2004
                  ---------  ---------  ---------  ---------  -----------------
Revenue                              - $       -  $      40  $          10,834
Cost of goods
    sold                 -          -          -          -              7,478
                  --------   --------  ---------  ---------  -----------------
                         -          -          -         40              3,356
                  --------   --------  ---------  ---------  -----------------

Expenses:
   Depreciation        201        115        402        230              5,321
   General and
   administrative
   expenses              1         21         22         42             23,688
                  --------   --------  ---------  ---------  -----------------
     Total expenses    202        136        424        272             29,009
                  --------   --------  ---------  ---------  -----------------

Net (loss)        $  (202)   $  (136)  $    (424) $    (232) $         (25,653)
                  ========   ========  =========  =========  =================

Weighted average
  number of common
  shares outstanding
- basic and fully
diluted         1,580,000  1,580,000  1,580,000  1,580,000
                  =========  =========  =========  =========


Net income
 (loss) per
 share - basic
 and fully
 diluted          $ (0.00)  $ (0.00)  $  (0.00)  $  (0.00)
                  ========  ========  =========  =========


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                Shiprock, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Six Months Ending June 30, 2004 and 2003
      and For the Period November 2, 1999 (Inception) to June 30, 2004


Statement of Cash Flows
                                       Six Months Ending     November 2, 1999
                                            June 30,          (Inception) to
                                       --------------------      June 30,
                                          2004       2003          2004
                                       ---------  ---------  -----------------
Cash flows from operating activities
Net (loss)                             $    (424) $    (232) $         (25,653)
Adjustments to reconcile net loss to
   net cash used by operating
   activities
Depreciation                                 402        230              5,321
Decrease in inventory                          -          -               (478)
                                       ---------  ---------  -----------------
Net cash (used) by operating activities      (22)        (2)           (20,810)
                                       ---------  ---------  -----------------
Cash flows from investing activities
Purchase of fixed assets                                                (9,185)
                                       ---------  ---------  -----------------
Net cash used by investing activities          -          -             (9,185)
                                       ---------  ---------  -----------------
Cash flows from financing activities
Sale of common stock                           -          -             30,000
                                       ---------  ---------  -----------------
Net cash provided by financing
   activities                                  -          -             30,000
                                       ---------  ---------  -----------------
Net (decrease) increase in cash              (22)        (2)                 5
Cash - beginning                              27         11                  -
                                       ---------  ---------  -----------------
Cash - ending                          $       5  $       9  $               5
                                       =========  =========  =================

Supplemental disclosures:
   Interest paid                       $       -  $       -  $               -
                                       =========  =========  =================
   Income taxes paid                   $       -  $       -  $               -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $25,653 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                Shiprock, Inc.
                         (a Development Stage Company)
                                     Notes


Note 3 - Related party transactions

The Company does not lease or rent any property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Shiprock, Inc. was originally incorporated to set up a landscaping business, in the greater metropolitan area of Phoenix, Arizona. Its original business focus was the installation of irrigation systems for new homes, as well as the repair of previously installed sprinkler systems.

As at June 30, 2004, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $25,653 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Results of Operations
---------------------

For the six months ended June 30, 2004, the Company generated no revenues as compared to $40 in revenues for the same period last year. For the six months ended June 30, 2004, the Company incurred a net loss of $424 as compared to net loss of $232 for the same period last year. The net loss for the current Quarter included general and administrative expenses of $22 and depreciation costs of $402. Since the Company's inception the Company has lost $25,653.


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

Duska, a privately held Delaware corporation based in Bala Cynwyd, Pennsylvania, commenced operations in 1999. Duska is an emerging biopharmaceutical company that is developing various diagnostic and therapeutic products based upon Duska's technology related to adenosine 5'- triphosphate (ATP) and its receptors. ATP is a biological compound that is found in every cell of the human body, where it constitutes the source of energy that fuels all body functions. Duska owns or has exclusive license rights to the four diagnostic and therapeutic applications, which are in various stages of development. For further information regarding the details of pending Duska merger, see the Company's Definitive Schedule 14c, filed with the U.S. Securities and Exchange Commission on July 28, 2004.


Liquidity and Capital Resources
-------------------------------

On November 2, 1999, the Company issued one million (1,000,000) shares of its $0.001 par value Common Stock for cash of $1,000, held by two (2) shareholders of record.

On August 25, 2000, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 580,000 shares of its $0.001 par value common stock. As of June 30, 2004, therefore, the number of common shares issued and outstanding is one million, five-hundred and eighty thousand (1,580,000).


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

(c) The Company did not repurchase any of its shares during the second quarter of the fiscal year covered by this report.


(ii) Dividends
--------------

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2004, no matters were submitted to the Company's security holders. Subsequent to the Quarter, on August 3, 2004, the Registrant sent to its shareholders a Definitive Schedule 14c, pertaining to amending the Registrant's Articles of Incorporation to:
a) Increase the authorized number of shares of our common stock from 20,000,000 to 50,000,000 shares; b) Change the Registrant's corporate name from Shiprock, Inc. to Duska Therapeutics, Inc.; and, c) Change our resident agent for service of process in Nevada. (See the Registrant's Definitive Schedule 14c, filed with the U.S. Securities and Exchange Commission on July 28, 2004.

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

                                      Shiprock, Inc.
                                      --------------
                                       (Registrant)


Dated:  August 12, 2004      By:  /s/ Tommy J. Gropp
        ---------------      -----------------------------
                                    Tommy J Gropp
                                    Chief Executive Officer
                                    Chief Financial Officer


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Tommy Gropp                         August 12, 2004
-------------------------------
        Tommy Gropp
        Chief Executive Officer