Form 10QSB
period 2004-09-30
DUSKA THERAPEUTICS, INC.
filed 2004-11-15
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-33023

DUSKA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	86-0982792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Bala Plaza Suite 300 Bala Cynwyd, PA	19004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 660-6690

Shiprock, Inc. 1370 N. Monterey Dr., Apache Junction, Arizona, 85220

(Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued and outstanding as of November 10, 2004: 19,627,801.

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,884,745	$88,162
Prepaid expenses	116,960	4,456

Total current assets	3,001,705	92,618

Property and equipment, net	1,372	1,924

Other assets:
Patents	63,963	63,963
Deposits	1,500	1,500

Total other assets	65,463	65,463

Total assets	$3,068,540	$160,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$284,079	$57,170
Accrued officers’ salaries	88,799	234,811
Accrued interest payable	—	48,403
Current portion of convertible notes payable	—	500,000

Total current liabilities	372,878	840,384

Commitments

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,127,801 and 13,257,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	191,278	132,570
Additional paid-in capital	5,580,457	1,291,283
Deficit accumulated during the development stage	(3,076,073)	(2,104,232)

Total stockholders’ equity (deficit)	2,695,662	(680,379)

Total liabilities and stockholders’ equity (deficit)	$3,068,540	$160,005

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		From Inception on February 9, 1996 to September 30, 2004
	2004	2003	2004	2003
Net revenues	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

Expenses:
Research and development	135,867	195,290	18,974	49,237	1,174,276
General and administrative	646,080	303,319	172,538	76,627	1,671,970

	781,947	498,609	191,512	125,864	2,846,246

Loss from operations before other income (expense)	(781,947)	(498,609)	(191,512)	(125,864)	(2,846,246)

Other income (expense)
Interest income	8,075	2,515	7,213	448	16,545
Interest expense	(197,969)	(36,302)	—	(12,101)	(246,372)

	(189,894)	(33,787)	7,213	(11,653)	(229,827)

Net loss	$(971,841)	$(532,396)	$(184,299)	$(137,517)	$(3,076,073)

Net loss per share (basic and diluted)	$(0.07)	$(0.04)	$(0.01)	$(0.01)	$(0.24)

Weighted average number of shares outstanding (basic and diluted)	14,479,335	13,257,000	15,933,073	13,257,000	12,974,233

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	3,789,600	37,896	(7,214)	—	30,682
Issuance of stock for cash in October 1999	7,500,000	75,000	(50,000)	—	25,000
Issuance of common stock for patents and licenses in November 1999	230,400	2,304	(1,536)	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	480,000	4,800	9,291	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	12,000,000	120,000	(49,459)	(50,222)	20,319
Issuance of stock for cash in June 2000	168,000	1,680	173,320	—	175,000
Issuance of stock for cash in October 2000	105,000	1,050	173,950	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	12,273,000	122,730	297,811	(96,727)	323,814
Issuance of stock for cash in November 2001	984,000	9,840	993,472	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	13,257,000	132,570	1,291,283	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	13,257,000	132,570	1,291,283	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	13,257,000	132,570	1,291,283	(2,104,232)	(680,379)
Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850 (unaudited)	270,000	2,700	235,450	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004 (unaudited)	533,301	5,333	550,193	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable (unaudited)	—	—	190,846	—	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140 (unaudited)	3,667,500	36,675	3,326,685	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004 (unaudited)	1,400,000	14,000	(14,000)	—	—
Net loss for the nine months ended September 30, 2004 (unaudited)	—	—	—	(971,841)	(971,841)

Balance at September 30, 2004 (unaudited)	19,127,801	$191,278	$5,580,457	$(3,076,073)	$2,695,662

See accompanying notes

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended September 30,		From Inception on February 9, 1996 to September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(971,841)	$(532,396)	$(3,076,073)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	552	1,271	5,840
Issuance of common stock for services	—	—	30,682
Warrant issuance costs associated with conversion of convertible notes payable	190,846	—	190,846
Changes in assets and liabilities
Prepaid expenses	(112,504)	(7,604)	(116,960)
Deposits	—	—	(1,500)
Accounts payable and accrued expenses	226,909	(11,208)	284,079
Accrued officers’ salaries	(146,012)	166,681	88,799
Accrued interest	7,123	—	55,526

Total adjustments	166,914	149,140	537,312

Net cash used in operating activities	(804,927)	(383,256)	(2,538,761)

Cash flows from investing activities:
Payments to acquire property and equipment	—	—	(7,212)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	—	—	(56,316)

Cash flows from financing activities:
Net proceeds from sale of common stock	3,601,510	—	4,979,822
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	3,601,510	—	5,479,822

Net increase (decrease) in cash and cash equivalents	2,796,583	(383,256)	2,884,745
Cash and cash equivalents at beginning of period	88,162	568,804	—

Cash and cash equivalents at end of period	$2,884,745	$185,548	$2,884,745

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$624	$1,825	$3,911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$—	$—	$30,682
Issuance of common stock for patents and licenses	$—	$—	$14,859
Conversion of convertible notes payable and accrued interest into common stock	$555,526	$—	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.	Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is a Nevada corporation based in Bala Cynwyd, Pennsylvania. Through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”), Duska Therapeutics is an emerging biopharmaceutical company that focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate, or ATP, and ATP related receptors. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors, or P2R. The pharmacological activation of P2R by so-called agonists, and the inhibition of P2R by so-called antagonists, have recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August, 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. In connection with the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than Duska Scientific’s business of developing new products for the diagnosis or treatment of human diseases.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to research and development. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Form 8-K filed with the SEC on September 3, 2004 and the Form 8-K/A filed with the SEC on October 29, 2004. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Loss Per Share

All numbers in the accompanying consolidated financial statements have been restated to give effect to the 3-for-1 stock split described in Note 7.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 13,365,792 and 8,250,000 shares at September 30, 2004 and 2003, respectively.

3.	Related Party Transactions

Sanford J. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation (“T&G”), the Company’s corporate law firm. Mr. Hillsberg is an officer, director and stockholder of the Company. Legal expense generated from T&G for the nine months ended September 30, 2004 amounted to $119,123. Included in accounts payable and accrued expenses at September 30, 2004 is $11,399 due to T&G for legal fees. In the third quarter of 2004, the Company paid Mr. Hillsberg $47,921 plus $1,000 of a bonus that had accrued for services rendered as Vice President in 2003 and $16,667 for services rendered as Corporate Secretary in 2004. As of September 30, 2004, remaining amounts owed to Mr. Hillsberg for 2003 services totalled $9,000.

Technomedics Management and Systems, Inc. (“Technomedics”) is owned and controlled by Dr. Manfred Mosk, the Non-Executive Chairman of the Board, and a director and stockholder of the Company. In the third quarter of 2004, the Company paid Technomedics $110,209 plus $6,000 of a bonus that had accrued for services Dr. Mosk rendered as the Company’s Chief Executive Officer in 2003, and $46,667 for services Dr. Mosk rendered as Non-Executive Chairman of the Board in 2004. As of September 30, 2004, remaining amounts owed to Technomedics for Dr. Mosk’s 2003 services totalled $54,000.

4.	Convertible Notes Payable

In October and November 2002, Duska Scientific issued convertible subordinated notes for total offering proceeds of $500,000 in cash. The notes were convertible, at the option of the holders of the notes, into 480,000 shares of the Company’s common stock at $1.04 per share at any time prior to the maturity date and were payable, including interest at 8% per annum, 18 months after issuance. The notes also included warrants to purchase 320,000 shares of the Company’s common stock at $1.04 per share. No value was separately assigned to the warrants, as the amounts calculated per a Black Scholes valuation model were immaterial.

On March 5, 2004, the convertible note payable holders converted $500,000 in convertible notes payable and $55,526 in accrued interest into 533,301 shares of the Company’s common stock and warrants to purchase 533,301 shares of the Company’s common stock at $1.00 per share. The warrants expire in March 2009, and can be exercised at any time. In connection with the issuance of the warrants, the Company recognized interest expense amounting to $190,846 for the nine months ended September 30, 2004 (unaudited).

5.	Private Placements of Stock and Warrants

In March and April 2004, Duska Scientific sold 270,000 units at $1.00 per unit, with each unit consisting of one share of the Company’s $.001 par value common stock and one warrant to purchase an additional two shares of common stock at $2.50 per share. The warrants expire in March 2009. These units were sold for cash of $270,000. Management estimates the value of the warrants to be $140,125.

During May, June and July 2004, Duska Scientific received $3,667,500 in cash (before the payment of commissions and other offering costs) for subscriptions to a private placement in connection with the merger described above. In the private placement, Duska Scientific sold units at $1.00 per unit, each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock at a price of $2.50 per share. These units were issued on August 27, 2004.

6.	Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.

If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(184,299)	$(137,517)	$(971,841)	$(532,396)
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	(15,335)	—	(390,381)	(27,147)

Pro forma net loss	$(199,634)	$(137,517)	$(1,362,222)	$(559,543)

Basic and diluted loss per common share:
As reported	$(0.01)	$(0.01)	$(0.07)	$(0.04)
Pro forma	$(0.01)	$(0.01)	$(0.09)	$(0.04)

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model; dividend yield nil, expected volatility 50.0%, risk free interest rate 2.0%, and expected life of seven years.

7.	Private Placement of Common Stock

In connection with the Reorganization, Shiprock issued 17,727,801 shares of its $.001 par value common stock to the holders of Duska Scientific’s capital stock in exchange for all of the 17,727,801 shares of Duska Scientific common stock outstanding on the date of the Reorganization. In addition, outstanding common stock purchase warrants and stock options to purchase a total of 13,441,301 shares of Duska Scientfic’s common stock were cancelled in exchange for warrants and stock options to purchase the same number of shares of Shiprock’s common stock at the same exercise prices and otherwise on the same terms as the Duska Scientific stock options and warrants that were cancelled. Prior to the closing of the Reorganization, Duska Scientific effected a 3-for-1 stock split of its common stock and raised $3,667,500 in cash (before the payment of commissions and other offering costs) in a private placement (see Note 5 above).

8.	Subsequent Event.

On February 2004, Duska Scientific entered into a master services agreement with Cato Research Ltd. under which Cato Research agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™. Under the terms of the agreement which was amended and restated, in November 2004 Duska Therapeutics agreed to pay up to $500,000 of the compensation due to Cato Research for its services in connection with the Phase II ATPace™ studies by issuing to Cato Holding Company and six individuals affiliated with Cato Research (as designees of Cato Research Ltd.) 500,000 units. The units consisted of 500,000 shares of our common stock and warrants to purchase 500,000 additional shares of our common stock at an exercise price of $2.50 per share. The foregoing units were valued at the same price as the units sold to investors by Duska Scientific in the private placement that was completed in August 2004, and the warrants have the same terms as the terms of the warrants issued in that private placement. A portion of these shares and warrants are held in escrow by us and will be released from escrow on a monthly basis as we are invoiced for services performed by Cato Research. As of November 10, 2004, 85,835 shares of common stock and warrants to purchase 85,835 shares of common stock had been released from escrow. In addition, as additional compensation for Cato Research, in November 2004 Duska Therapeutics issued to six individuals affiliated with Cato Research (as Cato Research’s designees) additional warrants to purchase a total of 99,000 shares of Duska Therapeutics’s common stock. These additional warrants have an exercise price of $1.04 per share and are exercisable through the earlier of October 31, 2009 or any defined change of control of Duska Therapeutics.

Item 2. — Management’s Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s analysis only. We assume no obligation to update forward-looking statements.

Overview

On August 30, 2004, we completed a reorganization (the “Reorganization”) in which Duska Scientific Co. (“Duska Scientific”), our current operating company, became our wholly-owned subsidiary. At the time of the Reorganization, we had virtually no assets and virtually no liabilities (prior to the Reorganization we were engaged in very limited landscaping and irrigation operations). In connection with the merger, we changed our name to “Duska Therapeutics, Inc,” replaced our officers and directors with those of Duska Scientific, ceased our landscaping business and moved our offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that currently has a portfolio of two products and two potential products, all in various early stages of development, and has not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before our current or proposed products are approved for marketing, if ever, and generate any revenues.

Although we acquired Duska Scientific in the Reorganization, for accounting purposes, the Reorganization was accounted for as a reverse merger since the stockholders of Duska Scientific acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of Duska Scientific became our directors and executive officers. Accordingly, the consolidated financial statements contained in this Form 10-QSB, and the description of our results of operations and financial condition, reflect (i) the operations of Duska Scientific alone prior to the Reorganization, and (ii) the combined results of this company and Duska Scientific since the Reorganization. No goodwill was recorded as a result of the Reorganization.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to Duska Scientific’s audited financial statements for the year ended December 31, 2003 included in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 29, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception have been considered as part of our development stage activities.

Patents

Our patent costs consist of the expenditures for purchasing the patents and related legal fees. We will amortize patents using the straight-line method over the period of estimated benefit. There has been no amortization expense charged, as the patents have not yet produced revenue. It is anticipated that the patents will start producing revenue in 2008 at the earliest, with amortization of the patents to begin upon their producing revenue.

We periodically evaluate whether events or circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the patents. Impairment of the assets is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible assets. If the events or circumstances indicate that the remaining balance of the assets may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the assets and the fair value of such assets, determined using the estimated future discounted cash flows generated.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. We have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. For non-employee stock based compensation we recognize an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.

Results of Operations

We recorded net losses of $184,299 and $971,841 for the three and nine month periods ended September 30, 2004 as compared to $137,517 and $532,396 for the same periods in 2003.

General and administrative expenses were $172,538 and $646,080 during the three and nine month periods ended September 30, 2004, as compared to $76,627 and $303,319 for the same periods in 2003. General and administrative expenses consist principally of officers salaries, legal and accounting fees and facilities costs. The increase from 2003 to 2004 is attributable to higher legal patent costs to support the filing of a provisional patent and other legal fees associated with the Reorganization.

Research and development expenses were $18,974 and $135,867 during the three and nine month periods ended September 30, 2004, as compared to $49,237 and $195,290 for the same periods in 2003. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. The decline in these expenses from 2003 to 2004 was due to the completion in 2003 of pre-clinical studies (related to the development of Vagonixen™) done on a contractual basis at the Imperial College of London and a one time expense to cover the cost of a meeting with a clinical steering committee established to set the scope and design of the ATPace™ Phase II clinical trial. Subsequently in 2004, funds were used for a principal investigator meeting in preparation for the Phase II clinical trial with ATPace™ and the final payment for the Imperial College of London project. We expect our research and development expenditures to substantially increase over the next twelve months from prior periods, due primarily to our initiation of the Phase II trial for ATPace™.

Interest income was $7,213 and $8,075 during the three and nine month periods ended September 30, 2004, as compared to $448 and $2,515 for the same periods of 2003. The variance generally corresponds to fluctuating cash balances.

Interest expense was $-0- and $197,969 during the three and nine month periods ended September 30, 2004, as compared to $12,101 and $36,302 for the same periods in 2003, and relates to the issuance in late 2002 of $500,000 in convertible subordinated notes. The notes were converted into common stock in March 2004 and, upon their conversion, the note holders received additional warrants to purchase common stock. These additional warrants were valued at $190,846, which was treated as additional interest expense.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $2,884,745, compared to $88,162 at December 31, 2003. Working capital totaled $2,628,827 at September 30, 2004 (on an unaudited basis), compared to a deficit of $(747,766) at December 31, 2003. In August 2004, Duska Scientific closed a private placement of common stock and warrants, whereby we received $3,667,500 in gross cash proceeds in connection with the Reorganization (before the payment of commissions and other offering costs, most of which was accrued at September 30, 2004 and thereby included in the working capital stated previously). To date, Duska Scientific has funded its operations, including its research and development activities, through funds derived from several private placements of an aggregate of approximately $6 million of equity securities.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations, we believe that our current cash balances will be sufficient to fund our planned expenditures until approximately September 2005. However, the estimated cost of completing the development of our current and proposed products and of obtaining all required regulatory approvals to market our current and proposed products is substantially greater than the amount of funds we currently have available. As a result, we will have to obtain significant additional funds during the next 12 months in order to fund our operations after that period. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We have not identified or received any funding commitments from, and cannot be sure that we will be able to obtain any additional funding from, either of these sources, or that the terms under which we obtain such funding will be beneficial to us.

As of September 30, 2004, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities.

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not believe that inflation has had a material impact on our business or operations.

We do not believe that inflation has had a material impact on our business or operations.

Risk Factors

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be harmed by any of these risks. The following factors should be considered in connection with the other information contained in this Quarterly Report on Form 10-QSB.

Risks Related To Our Business

We are an early-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are a development-stage company that has not generated any revenues to date. There can be no assurance that we will be able to satisfactorily develop our technologies and to market our current or proposed products that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. Further, we do not expect to generate any such revenues in the foreseeable future.

All of our current and proposed products are in early stages of development, have never generated any sales and require extensive testing before commercialization. We only have two full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our products,

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our products,

•	satisfy the requirements of clinical trial protocols, including patient enrollment,

•	establish and demonstrate or satisfactorily complete the research to demonstrate the clinical efficacy and safety of our products,

•	obtain necessary regulatory approvals, and

•	market our products to achieve acceptance and use by the medical community in general and produce revenues.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal years ended December 31, 2002 and December 2003, and for the nine-month period ended September 30, 2004, we had net losses of approximately $872,000, $799,000 and $972,000, respectively. We expect to incur losses for at least the next few years because we plan to spend substantial amounts on research and development for our current and proposed products, including pre-clinical research and clinical trials. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our products and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We have used substantial funds to develop our technologies and will require substantial funds to conduct further research and development. We have funded all of our activities to date through the sale of securities. As of September 30, 2004, we had working capital of approximately $2,629,000.

The proceeds of the private placement completed in August 2004 by Duska Scientific may be insufficient to accomplish the various clinical and laboratory studies and other drug development work that we have contemplated doing with such proceeds due to a variety of factors. Moreover, we will need significant funding in addition to the proceeds from that offering to carry out most or all of our planned development work for our current products, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our two proposed products, Vagonixen™ and Primastrene™, and to acquire and develop any new relevant products that may become available to us. Our actual expenditures needed to complete the development of ATPace™ could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, although we are not able to accurately assess these costs until we finalize our proposed development plan for this product, and our actual costs will be significantly higher if CooperSurgical does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed products, Vagonixen™ and Primastrene™, will be significant and clinical development expenses for each of these proposed products will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There can be no assurance that sufficient funding will be available to us at acceptable terms or at all. If we are unable to obtain sufficient financing on a timely basis, the development of our current and proposed products could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

Before we can market any of our current or proposed products, we must obtain governmental approval for each of our current and proposed products, the application and receipt of which is time-consuming, costly and uncertain.

Each of the current and proposed products we are developing will require approval of the U.S. Food and Drug Administration, or FDA, before it can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed products in other countries. The process for filing and obtaining FDA approval to market therapeutic or diagnostic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic or diagnostic products is high. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our products and changes in the FDA’s requirements for our testing during the course of that testing.

Each of our two current products is based on either a diagnostic or therapeutic indication for ATP. Although the FDA has approved two formulations of adenosine, the product of ATP’s degradation in the body, that are currently being sold by other companies as drugs for diagnostic and therapeutic indications, the FDA has not to date approved any ATP product for any indication. Thus, we may encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval for our current ATP-based products from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our products.

The FDA has advised us that we will need to seek approval for ATPotent™ as a drug rather than a medical device. The FDA approval process for a drug is often more time-consuming and expensive than that for a medical device. We currently plan to initiate and complete certain pre-clinical studies for ATPotent™ rather than conduct an approved Phase I clinical trial. If the FDA does not accept our planned pre-clinical studies in lieu of the Phase I clinical trial, the development of ATPotent™ may be delayed and the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point in the clinical trials for ATPotent™ that could be more difficult, expensive and time-consuming than our planned end point.

Because all of our current and proposed products are at an early stage of development and have never been marketed, we do not know if any of our current and proposed products will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical testing of any of our current and proposed products other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the claims made by our licensors or assignees of any of our current and proposed products concerning the potential safety or efficacy of these products. We may be unable to confirm in our clinical testing with ATPace™ and our pre-clinical or clinical testing of ATPotent™ the favorable published clinical data for similar formulations of these products in limited studies by certain European investigators. Recent pre-clinical experiments conducted by a U.S. scientist failed to show any effect by ATP on human sperm, although this scientist used a protocol that varied in certain respects from the protocol that was used by the Italian scientist who tested ATP. We are working with both the Italian and U.S. scientists to determine the cause of this discrepancy in the test results. It will take a at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™ assuming that we can confirm the European data for these two products.

Our pre-clinical and clinical development of any of our products may be suspended or terminated for a variety of reasons, including our determination that a particular product is not viable either because it is not safe or because we will not be able to demonstrate that it is safe and effective. We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed products, Vagonixen™ or Primastrene™. Third parties may have proprietary rights to the most promising available candidates, if any, for Vagonixen™ or Primastrene™. In the case of Primastrene™, we must still establish that the P2 receptor as to which we hold proprietary rights, is an appropriate target for the development of a drug aimed at the treatment of asthma. Significant and very costly pre-clinical work will be necessary for both Vagonixen™ and Primastrene™ even if we identify suitable candidates to serve as these proposed products, and we will need to conclude agreements with third parties to continue the development of these proposed products. There can be no assurance that we will be able to successfully complete this work, which will take an extended period of time and will cause us to incur substantial expense. If we experience substantial delays, we may not have the financial resources to continue development of the proposed products or the development of any of our current products. Delays in clinical trials could reduce the commercial viability of our current and proposed products. Because of the early stage of development of each of our current and proposed products, we do not know if we will be able to generate data that will support the filing of investigational new drug applications, or INDs, or new drug applications, or NDAs, for these products or the FDA’s approval thereof.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our current and proposed products.

We have no experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have entered into an agreement with Cato Research Ltd., a clinical contract research service organization with expertise in the management of clinical trials to assist us with the management of the ATPace™ clinical development work. The time required to obtain FDA and other approvals is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay or failure in obtaining required approvals would have a material adverse effect on our ability to generate revenues from the particular product. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

Because our current and proposed products represent new approaches to the diagnosis and treatment of disease, there are many uncertainties regarding the development, the market acceptance and the commercial potential of our current and proposed products.

There can be no assurance that the approaches offered by our current and proposed products will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our current and proposed products. Moreover, we do not have internal marketing data research resources, and, except in the case of ATPace™, for which we used an independent firm to prepare a limited marketing potential analysis, we are not certain of and have not attempted to independently verify the potential size of the commercial markets for any of our products. Since our current and proposed products will represent new approaches to diagnosing or treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these products. We may spend large amounts of money trying to obtain approval for these products, and never succeed in doing so. In addition, these products may not demonstrate in patients the pharmacological properties ascribed to them in the laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable and the value of our common stock will decline.

Other factors that we believe will materially affect market acceptance of our current and proposed product include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained,

•	the safety, efficacy and ease of administration,

•	the availability of government and third-party payor reimbursement,

•	the pricing of our current and proposed products, particularly as compared to alternative treatments, and

•	the availability of alternative effective forms of diagnosis or treatments, at that time, for the diseases that the current and proposed products we develop are intended to diagnose or treat.

As an early stage small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we will be at a competitive disadvantage.

The pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our products. Furthermore, many companies are engaged in the sale of existing medical devices or products that are or will be competitive with our current and proposed products.

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs or medical devices that may compete with our current and proposed products. Our competitors may develop or commercialize products with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

The head-up tilt table test, or HUT, and insertable loop recorder, or ILR, are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace™. Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intrauterine insemination and intracytoplasmic sperm injection (ICSI)) will compete with ATPotent™. There are a number of drugs currently used for the treatment of asthma and chronic obstructive pulmonary disorder and chronic cough; other drugs currently under development by pharmaceutical companies are expected to compete in this market by such time, if ever, that Vagonixen™ and Primastrene™ are approved for marketing.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our current and proposed products. In addition, these institutions, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current and proposed products, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our current and proposed products, and do not have the capability to manufacture, market or sell our current and proposed products. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our current and proposed products in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our proposed products. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have entered into certain agreements with Medtronics, Inc., Cato Research Ltd. and CooperSurgical, Inc., a subsidiary of Cooper Companies, Inc., but we may not be successful in entering into additional such alliances on favorable terms or at all. Even if we do succeed in securing additional alliances, we may not be able to maintain them if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

We have entered into an agreement with Cato Research Ltd. and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. We may also utilize contract manufacturers to produce clinical or commercial supplies of our products. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™) and our agreement with CooperSurgical, Inc. will give that company the right to acquire the exclusive marketing rights for ATPotent™. We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our products (except for the manufacture of our clinical supplies of ATPace™ with a subsidiary of Boehringer Ingelheim and the agreement with CooperSurgical, Inc. which will give that company the right to acquire the exclusive marketing rights for ATPotent™). There can be no assurance that CooperSurgical, Inc. will elect to market ATPotent™ or that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our products. We will be required to expend substantial amounts (which in the case of Cato Research Ltd. will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the products covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our current and proposed products could be delayed or terminated.

To the extent that we rely on other companies to manage the day-to-day conduct of our clinical trials and to manufacture, sell or market our current and proposed products, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our current and proposed products may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. If any of these occur, the development and commercialization of our current and proposed products could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our current and proposed products and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our current and proposed products under development successfully and could harm our reputation and lead to reduced or non-acceptance of our current and proposed products by the market.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to our products and our business would be seriously harmed.

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.

The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

We have limited patent protection and we may not be able to protect our patents and proprietary rights.

Our ability to compete successfully will depend significantly on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no product patent protection for the compound ATP, as our patents and pending patent applications are for various methods and processes for treating or diagnosing various medical conditions.

Even where we obtain patent protection for our current and proposed products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement. Patent litigation is expensive, and we may not be able to afford the costs. ATP has been previously marketed by various companies in other countries for a number of uses, including in fields outside of our primary areas of diagnostic and therapeutic interest, and we are aware that at least one company has developed an oral formulation of ATP which is being marketed in the U.S. as a food supplement without FDA approval. This may make it more difficult for us to obtain patent coverage for our current and proposed products and easier for third parties to compete against us in those countries. In addition, third parties may hold or seek patents for additional uses of ATP. These additional uses, whether patented or not, could limit the scope of our future operations because other ATP products, which would not infringe our patents, might become available. These products could compete with our current and proposed products, even though they are marketed for a different use. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property (such as our ATPace™ formulation), there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

The manufacture, use or sale of our current and proposed products may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages,

•	encounter significant delays in marketing our current and proposed products,

•	be unable to conduct or participate in the manufacture, use or sale of products or methods of treatment requiring licenses,

•	lose patent protection for our inventions and products, or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our current and proposed products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on certain of our officers and directors with scientific and managerial skills, including Dr. Manfred Mosk, Non-Executive Chairman of the Board, Dr. Amir Pelleg, President, Chief Operating Officer, Chief Scientific Officer and a director, Sanford J. Hillsberg, a director and Secretary, Dr. John Kapoor, a director, and Dr. Rudolph Nisi, the Vice Chairman and a director, and Dr. David Benditt, a director and our consultant. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. We currently have only two full-time employees, Dr. Pelleg and Marie Sciocchetti, our Vice President of Operations, and one part-time employee, Mark Reynolds, our Chief Financial Officer. The loss of Dr. Pelleg’s services could have a material adverse effect on our operations. We are seeking to obtain key man life insurance on Dr. Pelleg, for our benefit, depending on its cost and availability, but we currently do not have this insurance.

We believe we will be able to manage our current business with our existing management team. As we expand the scope of our operations, however, we will need to obtain the full-time services of additional senior scientific and management personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel an our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

The market success of our current and proposed products will be dependent in part upon third-party reimbursement policies that have not yet been established for our products.

Our ability to successfully commercialize and penetrate the market for our current and proposed products is likely to depend significantly on the availability of reimbursement for our current and proposed products from third-party payers, such as governmental agencies, private insurers and private health plans.

Even if we are successful in bringing a current or proposed product to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell any products on a competitive basis. We cannot predict whether levels of reimbursement for our current and proposed products, if any, will be high enough to allow the price of our current and proposed products to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular current and proposed products are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products (such as the tilt table test, which currently is reimbursable), they may be unwilling to use our current and proposed products since they will have to pay for the unreimbursed amounts. The reimbursement status of newly-approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our current and proposed products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed in recent years. These proposals have included prescription drug benefit legislation recently enacted in the United States and healthcare reform legislation recently enacted by certain states. Further federal and state legislative and regulatory developments are possible, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from any products that we may successfully develop.

Risks Related To Our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock,

•	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation,

•	delaying, deferring or preventing a change in control of our company, and

•	discouraging bids for our common stock.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of September 30, 2004, our directors and executive officers and their affiliates beneficially own over 77% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	Our merger with or into another company,

•	A sale of substantially all of our assets, and

•	Amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Item 3. — Controls and Procedures

Our President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II— OTHER INFORMATION

Item 2 — Changes in Securities and Small Business Issuer Purchase of Equity Securities

In August 2004, Duska Scientific issued 3,667,500 of its units in a private placement (the “Investor Units”). The Investor Units were sold at a price of $1.00 each and consisted of one share of common stock and a warrant to purchase an additional share of common stock at an exercise price of $2.50. The Investor Units were sold to 41 investors, all of whom were “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). This issuance was exempt from registration under the Act pursuant to Section 4(2) thereof. Altis Securities, Anka Consultants Limited and Global Business Partners, AG acted as the placement agents in Duska Scientific’s private placement. As compensation for their services as placement agents in the offering, we paid the foregoing three placement agents a total of $325,975 in cash, and issued to them warrants to purchase an aggregate of 226,250 Investor Units. The placement agent warrants have an exercise price of $1.20 per share (120% of the unit price). This issuance was exempt from registration under the Act pursuant to Section 4(2) thereof.

On November 10, 2004, we issued 500,000 Investor Units to Cato Holding Company and six individuals who are affiliates of Cato Holding Company and who are accredited investors (as designees of Cato Research Ltd.) as consideration for clinical research management and regulatory affairs support services to be rendered by Cato Research Ltd. to us for Phase II clinical trials of ATPace™. Under the terms of the agreement, the 500,000 Investor Units were placed in escrow pending the receipt of such services. As of November 10, 2004, 85,835 of such Investor Units were released from escrow to Cato Holding Company and the affiliated individuals. As additional consideration, on November 10, 2004 we issued additional warrants to six accredited investors who are affiliates of Cato Holding Company for the purchase of a total of 99,000 shares of our common stock. These additional warrants have an exercise price of $1.04 per share and are exercisable until the earlier of February 10, 2009 or a change of control of our company. The foregoing issuances were exempt from registration under the Act pursuant to Section 4(2) thereof.

Item 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	On August 26, 2004, the Registrant filed a Current Report on Form 8-K disclosing changes to its Articles of Incorporation and ByLaws.

On September 3, 2004, the Registrant filed a Current Report on Form 8-K disclosing the completion of its acquisition of Duska Scientific Co.

On October 29, 2004, the Registrant filed an Amended Current Report on Form 8-K/A in which it filed the required financial statements pursuant to its September 3, 2004 Form 8-K filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSKA THERAPEUTICS, INC.
(Registrant)

Date:	November 15, 2004	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act