Form 10KSB
period 2004-12-31
DUSKA THERAPEUTICS, INC.
filed 2005-03-31
CIK 1127842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-33023

DUSKA THERAPEUTICS, INC.

(Name of small business issuer in its charter)

NEVADA	86-0982792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TWO BALA PLAZA SUITE 300 BALA CYNWYD, PA	19004
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: 610-660-6690

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year: $ -0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2005 was approximately $15,716,00 based on the closing sales price reported by the OTC Bulletin Board on such date.

There were 19,627,801 shares of the Company’s common stock outstanding on March 17, 2005.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

- i -

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Duska Therapeutics, Inc., a Nevada corporation formerly known as Shiprock, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, Duska Scientific Co., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 26.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You may rely only on the information contained in this document.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

Duska Therapeutics, Inc. is an emerging biopharmaceutical company that is focusing on the development of diagnostic and therapeutic products related to adenosine 5’-triphosphate, or ATP, and ATP related receptors. Duska Therapeutics is a Nevada corporation based in Bala Cynwyd, Pennsylvania that currently carries out all of its business operations through our wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). ATP is a natural compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lung, intestine and kidney, by activating cell surface receptors called P2 receptors, or P2R. Many scientists have recognized in recent years that the pharmacological activation of P2R by specific compounds which bind to these receptors, called agonists, and the inhibition of P2R by other compounds, called antagonists, could be harnessed for the potential development of new drugs for the diagnosis or treatment of various human disorders, including cardiovascular, pulmonary, neural and renal diseases.

A glossary of certain terms used in this Annual Report is contained on page 18 below.

Overview of Our Current and Proposed Product Candidates Under Development

We own or have exclusive license rights to current or proposed product candidates with the following diagnostic and therapeutic applications, which are in various stages of development:

•	ATPace™. A liquid formulation of ATP for intravenous administration that is being clinically developed as a new diagnostic test for identification of an abnormally slow heart rate (bradycardia) as the cause of certain cases of syncope, or fainting. ATPace™ potentially may also identify certain symptomatic syncope patients who could benefit from cardiac pacemaker therapy. We have recently commenced a Phase II trial of ATPace™, the patient enrollment of which began in March 2005.

•	ATPotent™. A liquid formulation of ATP that is being developed as a new drug for the treatment of male infertility. We will attempt to demonstrate that a liquid or similar formulation of ATP, which we refer to as ATPotent™, may improve the ability of malfunctioning sperm to fertilize the egg in conjunction with intra-uterine insemination and/or in vitro fertilization procedures and thereby increase the rate of pregnancies.

•	Vagonixen™. We are in the early stages of attempting to identify, with the potential assistance of third parties, a lead compound that could be developed to serve as a drug for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. We refer to this proposed drug as Vagonixen™.

•	Primastrene™. We are in the early stages of attempting to identify a lead compound that could be developed to serve as a drug for the treatment of asthma. We refer to this proposed drug as Primastrene™.

Our Current and Proposed Product Candidate Portfolio Strategy

In addition to the two current and two proposed product candidates that are in various stages of development, we intend to develop in the future diagnostic and therapeutic agents based on the modulation of the cellular mechanism through which P2 receptors regulate cellular function, referred to as P2R signal transduction. Additional potential applications for our technology could include:

•	A second generation formulation of the ATPotent™ product candidate.

•	A drug that induces airway spasms and cough that can be used as a clinical tool for the differential diagnosis between COPD and asthma, as well as monitoring the efficacy of a given therapy in the management of patients with these diseases. We intend to commence development of this product candidate pending successful results from an additional proof of concept study with this drug, which we have named Aspirex™, that we plan to conduct in the near future at a leading academic medical center in Europe.

•	A diagnostic test for sick sinus syndrome, which may also be predictive of effective cardiac pacemaker therapy.

•	A diagnostic test for the identification of one of the most common types of heart rhythm disturbance manifested as rapid beating of the heart.

•	A new anti-cancer treatment.

We also may seek to acquire rights to additional relevant medical technologies, including those in the P2 receptor technology area, with the cardiovascular, respiratory and human reproduction areas being of particular interest to us.

Drug discovery based on modulations of P2R signal transduction pathways has, in the past two decades, almost exclusively focused on the adenosine receptors, referred to as P1Rs. However, the cloning of P2Rs in recent years has created opportunities for the development of novel therapeutic and diagnostic modalities addressing significant medical needs that have not been fully met before.

ATP and related compounds exert pronounced effects on different systems throughout the body, including the central nervous system, cardiovascular/renal system, intestine and lung. Modulation of these effects can be achieved by the manipulation of the P2R signal transduction pathways using biological compounds or pharmacological agents acting as agonists, partial agonists, antagonists or allosteric modifiers (i.e., compounds that bind to the receptor and thereby alter its affinity to an agonist or an antagonist) of P2Rs, as well as agents that target specific points in the signal transduction process.

We are focused on the development of new drugs based on our P2R technology. Our Scientific Advisory Board consists of experts in the field of ATP and P2Rs as well as in clinical fields in which our current and proposed product candidates have specific diagnostic and therapeutic targets. The latter are: (i) cardiovascular disease—syncope, (ii) human reproduction—male infertility and (iii) obstructive airway diseases—chronic obstructive pulmonary disease (COPD), chronic cough and asthma.

Background of Our Company

Prior to August 2004, our company was known as Shiprock, Inc. and had been engaged in very limited activities in an unrelated business. On August 30, 2004, Shiprock completed a merger in which Shiprock, through its wholly-owned subsidiary formed specifically for this purpose, acquired in a merger all of the outstanding shares of Duska Scientific in exchange for 17,727,801 shares of our common stock and warrants and options to purchase a total of 13,441,301 shares of our common stock upon cancellation of outstanding warrants and options to purchase shares of Duska Scientific. As a result of the merger, Duska Scientific became a wholly-owned subsidiary of Shiprock. After the merger, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business and moved its offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business of developing new products for the diagnosis or treatment of human diseases based upon ATP and P2 receptors as previously conducted by Duska Scientific.

Our operating subsidiary, Duska Scientific, was founded by Dr. Amir Pelleg as a Delaware corporation in 1996. In 1999, Duska Scientific commenced its operations by acquiring a patent covering ATPace™ and Vagonixen™ from Dr. Pelleg, the inventor, and the rights to a second patent covering Primastrene™ from the co-inventors, Dr. Pelleg and Dr. Edward Schulman. Dr. Pelleg was a Professor of Medicine and Pharmacology at the Drexel University College of Medicine in Philadelphia, Pennsylvania until September 2004. At that time he became our full-time employee in his capacity as President, Chief Operating Officer and Chief Scientific Officer, having served as President and Chief Scientific Officer of Duska Scientific on a part-time basis before then. Dr. Pelleg is now an Adjunct Professor at the Drexel University College of Medicine. Dr. Schulman is a Professor of Medicine at the Drexel University College of Medicine. We subsequently acquired an exclusive license to a patent covering ATPotent™ from the Italian scientists who were co-inventors of this technology, Dr. Francesco DiVirglio and Dr. Carlo Foresta. Dr. Schulman and Dr. DiVirgilio, who is a Professor of Immunology at the University of Ferrara in Italy, are members of our Scientific Advisory Board.

In February 2005, we registered the public re-sale of up to 3,542,660 shares of our currently outstanding shares of common stock that are owned by some of our stockholders, and 5,602,998 shares of our common stock issuable upon the exercise of common stock purchase warrants held by some of our warrantholders.

Background of Our Technology

Technology

Adenosine 5’-triphosphate, or ATP, is a natural substance that plays a critical role in intracellular metabolism and fueling bodily functions. Intracellular ATP is the energy source of all functions of the human body, and each day the body produces and consumes about 40 kg of ATP. In 1929, Drs. Drury and Szent-Gyorgyi were the first to observe the pronounced cardiovascular effects of extracellular adenosine, a byproduct of ATP’s degradation; since then, numerous studies have documented various effects of ATP in different cells, tissues and organs mediated by specific cell-surface receptors called P2 receptors. ATP is considered a local regulator that plays an important role under both normal and disease conditions.

Purinergic Signal Transductions

In the late 1970’s, Dr. Geoffrey Burnstock, who is Chairman of our Scientific Advisory Board, hypothesized that specific cell surface receptors, which he called purinoceptors, or P receptors, mediate the actions of adenosine and ATP. Dr. Burnstock classified these into P1 and P2 receptors, respectively. It is now well established that extracellular ATP and similar compounds exert their effects by activating the P2 receptors, or P2R, and that the P1 receptors, or P1R, mediate the effects of extracellular adenosine. P2R are further sub-divided into two receptor families identified as P2X and P2Y. At least 16 different P2R have been cloned up to this point.

The activation of the cell surface P2R by a specific compound triggers a chain of events culminating with various effects, depending on the cell type expressing these receptors.

Sources of Extracellular ATP

There are several sources for extracellular ATP. ATP is stored in relatively large amounts in platelets and is released during their activation. Similarly, ATP is stored in red blood cells from which it is released under conditions of imbalance between oxygen supply and oxygen demand. In addition, several biological substances as well as increased blood flow can induce the release of ATP from cells that line blood vessels and smooth muscle cells. ATP is also released from nerve cells and from exercising skeletal muscles.

In the heart, ATP is released into the extracellular fluid under various conditions. Specifically, ATP release is evoked by sympathetic nerve stimulation and by endogenous cardiac stimulants. In addition, ATP is released in the heart whenever the supply of oxygen to the heart does not meet the demand for oxygen and from cardiac muscle cells deprived of adequate oxygen supply in vitro.

The Product Candidates We are Currently Developing

ATPace™

Background and Rationale

Syndrome: Syncope, or fainting, is one of the most common, yet one of the most challenging diagnostic problems in clinical practice. The consequences of syncope may result in serious injury or even death. Syncope exerts a dramatic and deleterious effect on the quality of life of affected patients, in particular elderly patients.

Epidemiology: It is estimated that in 1997 that 3% of adults in the U.S. suffered from recurrent syncope. It is common in both young adults (12%-48%) and the elderly, in the latter patient population syncope is a more frequent symptom (6% incidence and 23% previous lifetime episodes). The sixth leading cause of death in the U.S. in people 65 years and older are accidents, many of which are related to syncope and falls. Falls occur in 20% of people 65 years and older, half of which are due to syncope.

Economic burden: In the U.S., syncope accounts for 3% of emergency room visits and 6% of hospital admissions. Although syncope patients are subjected to a series of examinations and tests costing more than $800 million per year, a cause of syncope is found in only 40% of patients.

Cause of the Disease: Most common causes of syncope consist of disturbances in the function and/or structure of the cardiovascular system. Other causes of syncope, including those arising from neurological, psychiatric or endocrine/metabolic disturbances, are relatively rare. In about half of the patients where a probable diagnosis has been established, the syncope is due to transient periods of decreased heart rate (bradycardia) and blood pressure (hypotension), mediated by the autonomic nervous system (that portion of the nervous system regulating the function of the cardiovascular system and the glands). Syncope of this origin is termed neurally-mediated. Neurally-mediated syncopes (NMS) are classified into three types based on their respective mechanism: bradycardic (syncope due to slow heart rate), hypotensive (syncope due to low blood pressure) and mixed (i.e., combination of the above two mechanisms).

Currently, detailed history and physical examination, non-invasive cardiovascular studies, electrophysiological studies and head-up tilt table testing (HUT) provide a diagnosis of NMS in 60-70% of cases. However, establishing the cause of syncope in a given patient may be very difficult because of its unpredictable nature and the absence of discerning diagnostic tools. Thus, there is increasing interest in diagnostic tests that evaluate the autonomic nervous system function for the confirmation of a clinically suspected diagnosis of NMS or to uncover a diagnosis in previously unsuspected instances.

Several tests, including HUT, are commonly used in diagnosing NMS. Of these, however, only HUT has been substantially studied. When NMS is suspected, HUT can be useful in confirming this clinical suspicion. Although the specificity (i.e., negative test outcome in a non-afflicted subjects) of HUT is similar to that of other dynamic clinical testing (i.e., 80% to 90%), the exact sensitivity (i.e., positive test outcome in afflicted subjects) of the test is unknown, because there is no “gold standard” against which to compare it. One study determined that the “true sensitivity” of HUT is only 61%. The American Heart Association (AHA), American College of Cardiology (ACC) and the Heart Rhythm Society (formerly known as the North American Society for Pacing and Electrophysiology (NASPE)) have recommended the use of HUT for the indication of pacemaker therapy in patients with syncope due to a slow heart rate. However, recent studies have failed to fully establish the utility of HUT as an accurate predictor of effective cardiac pacemaker therapy in symptomatic patients with recurrent NMS. Furthermore, of the three relevant mechanisms of NMS (i.e., bradycardia, hypotension and mixture of the former two), HUT is estimated to be the least sensitive to bradycardia. Specifically, in a recent North American study of 100 consecutive patients with syncope of unknown origin, HUT identified bradycardia as the relevant mechanism of the syncope in only seven, while another test, known as carotid sinus massage where pressure is applied to the side of the neck to artificially trigger a reflex involving the vagus nerve, identified 37 such patients.

In the past few years, Medtronic, Inc. has introduced into the clinical setting a new device, the Insertable Loop Recorder (ILR) (Reveal® and later Reveal® Plus), that correlates symptoms with cardiac rhythm abnormalities. Specifically, the ILR is an FDA-approved device that monitors electrocardiograms (ECG) for up to 14 months and automatically records ECG rhythm data in patients who experience transient symptoms such as syncope that may suggest cardiac arrhythmias (i.e., disturbances in heart beating rate) as the cause. Since the ILR is the only FDA approved diagnostic tool for the identification of bradycardic syncope, it may be considered a useful standard against which to compare new diagnostic tools. However, the ILR requires minor surgeries for its insertion as well as its removal and its diagnostic potential is realized only if an event occurs during its limited functional period.

Clinical target: Despite the intensive study of HUT, and other tests of autonomic nervous system function, there is no test or combination of tests that permits detection of susceptibility to all types of NMS. Consequently, it is currently very difficult to identify a neurally-mediated cause of syncope, not to mention a specific mechanism, in all patients in whom such cause is suspected based on their medical history. Therefore, there is a significant need for a diagnostic test that can identify the specific mechanism behind syncope. In particular, given recent multi-center randomized trials suggesting cardiac pacing as an effective therapy in certain groups of syncopal patients, tests that unmask susceptibility to bradycardia are especially important.

Since ATP triggers a neural reflex involving the vagus nerve and a similar reflex plays a critical role in the mechanism of NMS, it has been hypothesized that the response to ATP manifested in slowing of the heart rate (bradycardia) would be accentuated in patients with this syndrome. Clinical studies in Europe by Dr. Daniel Flammang (who subsequently became a member of our Advisory Board) and his associates support this hypothesis. Specifically, studies by Dr. Flammang involving approximately 500 patients have demonstrated that one of the bradycardic effects of ATP manifested as transient AV nodal conduction block is accentuated in a specific group of patients with syncope of unknown origin or suspected NMS. Furthermore, Dr. Flammang has suggested that ATP can be used as a diagnostic tool to identify patients in whom the mechanism of syncope is bradycardia, and therefore could benefit from cardiac pacemaker therapy. An Italian clinical research group has studied the feasibility of using ATP as a diagnostic tool to determine the mechanism of bradycardia in symptomatic syncope patients. These investigators, who used a different electrocardiographic criterion than that used by Dr. Flammang in determining the outcome of their studies, have demonstrated that ATP can identify bradycardia as the overall mechanism of syncope in symptomatic patients. This group of investigators found a good correlation (at an approximately 70% rate) between the frequency of bradycardic syncope determined by an ILR versus that determined with ATP. It should be noted, however, that a study by an unrelated group of French investigators in 13 patients did not show a correlation between the ILR and the ATP test.

Importantly, in patients with bradycardic NMS, HUT identified the relevant mechanism in 59% of patients, while the ATP test identified this mechanism accurately in 86% of patients. Assuming that we receive marketing approval for ATPace™ from the FDA, we intend to conduct post-marketing studies to compare ATPace™ to HUT in identifying bradycardia when it is the dominant mechanism in patients with syncope of unknown origin or NMS as well as determining the potential benefits of cardiac pacemaker therapy in these patients.

ATPace™ Test: ATPace™, a liquid formulation of ATP, given as a rapid intravenous injection, causes a short lasting (less than 60 seconds) bradycardic effect (i.e., slowing of the heart rate) that is much more pronounced in selected groups of patients with syncope of unknown origin or suspected NMS. ATPace™ thereby identifies patients with bradycardic syncope who could benefit from cardiac pacemaker therapy. We anticipate that the test will be quick, safe, cost-effective and convenient when compared to other current diagnostic alternatives. Currently, the only approved diagnostic test that can determine the potential benefits of cardiac pacemaker therapy in patients with recurrent syncope is the ILR. We will attempt to demonstrate that ATPace™ has the potential to benefit a significant number of patients whose syncope is often misdiagnosed and mistreated.

Product Development Plan

Although certain studies with ATP previously conducted in Europe are encouraging, we are performing similar and additional clinical studies with the objective of filing with the FDA a New Drug Application (NDA) for ATPace™. Following our completion of a Phase I trial for ATPace™, we submitted to the FDA in December 2003 our proposed protocols for Phase II and Phase III trials, and in February 2004, we met with the FDA to review these protocols. In April 2004, we sponsored in conjunction with Medtronic, Inc. a meeting of potential clinical trial investigators to discuss our ATPace™ Phase II clinical trial protocol design and other matters pertaining to this contemplated study. Based upon input obtained during this meeting and previous discussions with the FDA, we finalized the ATPace™ Phase II clinical trial protocol which was subsequently submitted in final form to the FDA for its review in August 2004. We completed site selection for the ATPace™ Phase II clinical trial for approximately 18 medical centers in November 2004, and have commenced the Phase II trial. Patient enrollment for this trial began in March 2005. Our goal is the completion of enrollment of patients by approximately the fourth quarter of 2005.

The design of these trials is subject to further revision based on any additional input with the FDA, which may subsequently require us to perform additional or different studies from those currently contemplated.

Phase II:	The goal of our Phase II trial will be to define the diagnostic criteria of the ATPace™ test and confirm the minimum effective dose. The response to ATPace™ of control subjects compared to patients with syncope of unknown origin or NMS or patients with a history of loss of consciousness due to a known cause (which is not NMS) will be determined in a multi-center study.

Phase III:	Our currently planned Phase III trial will compare the efficacy of ATPace™ to an FDA recognized standard. The trial will be a multi-center study in which the ATPace™ diagnostic test will be administered to patients who have an ILR or who are candidates for an ILR.

ATPotent™

Background and Rationale

Syndrome: The diagnosis of male infertility is made when a man has abnormal sperm parameters (i.e., low sperm count and/or abnormal sperm characteristics) and is unable to induce pregnancy after 12 to 18 months of regularly performed intercourse. In many cases, the reasons for the abnormal sperm parameters are unknown. Nonetheless, various procedures and treatment regimens are currently used in the course of the clinical management of infertile couples due to the male factor. There is, however, a growing need for better diagnostic and treatment approaches in the management of this syndrome.

Epidemiology: It has been estimated that 6-8 million couples in the U.S. alone, who are involuntarily childless and require some assistance to conceive, sought medical treatment for infertility in 2001. Male infertility accounts for about 40% of these cases and about 60% of the latter are patients with oligoastheno-zoospermia (i.e., low sperm count and low sperm motility). A recent study in the UK has found that the average “normal” sperm count fell by 29% from 1989 to 2002, reflecting an on-going alarming trend in developed countries.

Economic burden: According to the U.S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2001 there were more than 400 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. Treatment options include surgical interventions, drug and hormonal therapies as well as complex and expensive procedures of Assisted Reproductive Technology, or ART. The latter include, among other technologies, in vitro fertilization, or IVF, and intracytoplasmic sperm injection, or ICSI. According to a 2001 CDC study, approximately 107,000 ART procedures were performed in the U.S. in the approximately 380 clinics that reported. We believe that the fertility industry’s annual revenue from various treatments is in the range of $2.7 billion. We estimate the average cost of one round of IVF, with no guarantee of success, is $10,000, and the average amount spent to produce a baby is $58,000. Approximately 40,000 live babies were born in the U.S. as a result of ART performed in 2001. We believe that for the foreseeable future the clinical laboratory will continue to play a pivotal role in improving the accuracy of diagnosing and efficacy of treatment of male infertility.

Cause of the Disease: The cause of male infertility is determined in only a minority of the cases. Most of the time, the causes of infertility are unknown mainly because of the inability to detect which sperm functions are defective. Factors known to contribute to male infertility include: (a) gonadotrophin deficiency; (b) genital tract obstruction; (c) sperm autoimmunity; (d) coital dysfunctions; and (e) reversible effects of toxins, drugs or illnesses. The majority of the cases are secondary to the unknown cause of low sperm count and low sperm motility. Despite the inability to determine the cause of the disorder, couples are treated with a variety of ART procedures, including IVF and ICSI.

Clinical target: A diagnosis of male infertility is based mainly on semen analysis, a rather inadequate means to assess sperm fertilization potential. Furthermore, the majority (about 73%) of the ART procedures used are IVF. About 40% of IVF, performed for male infertility among infertile couples, will result in poor fertilization. Several pharmacological agents have been used to enhance sperm in order to improve fertilization rates during standard IVF procedures, but to date the FDA has not approved a drug for treatment of male infertility. Moreover, conflicting results and lack of appropriately designed and relevant clinical studies and no definitive indications have limited the use of sperm stimulant agents in clinical practice. Thus, there is a need for safe, effective and convenient techniques for improving sperm performance and thereby improving the outcome of IVF and/or intrauterine insemination (IUI) procedures, with the goal of increasing the rate of pregnancies.

ATPotent™ for the treatment of male infertility: ATPotent™ is being developed as a new pharmacological formulation in which the active ingredient is ATP. Studies in a small number of patients by Italian clinicians and scientists have shown that extracellular ATP rapidly and potently induces and increases the rate of the acrosome reaction, which is a precursor and requisite event for the sperm’s fusion with and penetration into the ovum (egg). These effects of ATP were also demonstrated in bull sperm by scientists in Israel. Preliminary observations in 22 cases performed in Italy demonstrated that the fertilization rate of ATP-treated sperm was significantly higher (by 54%) than that of non-treated sperm during IVF procedures. We are the exclusive licensee of a patented technology for ATP-based diagnosis of male infertility and treatment of human sperm as a means to improve the performance of human sperm during IUI and/or IVF procedures with a view to increasing the rate of pregnancies. (ATPotent™ is not indicated for use in conjunction with ICSI, a specific in vitro fertilization procedure, which is employed in special male infertility cases.) Please see “—Intellectual Property.”

Product Development Plan

We have completed the design of laboratory studies aimed at generating safety and efficacy data for ATPotent™. These protocols have been reviewed and cleared by the FDA. Assuming the successful completion of these studies, we will consult with the FDA on the design of the clinical trials and matters pertaining to the preparation and submission of an NDA including the specific clinical claims for this product candidate. The FDA may hold us to a more stringent requirement regarding the final clinical endpoint of efficacy than that outlined in our proposed protocols. In either such event, the action of the FDA could significantly increase the timing and cost of the ATPotent™ research program.

In preparation for our potentially entering into an agreement to conduct the laboratory studies described above, we recently asked a U.S. scientist to conduct certain preliminary laboratory experiments at his medical center to observe the effects of ATP on normal sperm of human donors. The experiments conducted by this scientist failed to show a significant effect by ATP. However, this scientist used a protocol that varied in certain respects from the protocol that was used by the Italian scientists who first demonstrated in published studies the effects of ATP on human sperm and who licensed this ATP technology to us. We subsequently ran additional pre-clinical experiments with ATP at another U.S. medical center that were supervised and monitored by these Italian scientists. Data obtained in these experiments have confirmed the corresponding published Italian data. Specifically, ATP significantly increased the rate of the acrosome reaction in normal sperm obtained from human donors. Based on this confirmation, and subject to our confirming the equivalence in pharmacological activity of the ATP formulation used in these experiments with the ATP formulation that we plan to use for our ATPotent™ studies and product candidate and subject to the consummation of a contractual arrangement with a U.S. medical center to perform our planned laboratory studies, we are targeting commencement of the pre-clinical studies for the first half of 2005.

The research program described below is subject to further revision based on our discussions with the FDA, which could require us to perform studies in addition to those described below, which might result in additional expenditures and delays in the presently estimated timelines.

Preclinical Research:	Compare the pharmacological activity of the European ATP formulation with that of ATPotent™ and conduct pre-clinical laboratory studies with human, canine and rodent sperm and rodent eggs to characterize the effects of ATPotent™ on sperm characteristics as well as egg fertilization and early embryonic development.

Phase I/II Clinical Study:	A proof of concept clinical laboratory study with sperms of patients with male infertility aimed at demonstrating the ability of ATPotent™ to significantly enhance the acrosome reaction in treated versus untreated sperm and to increase the rate of pregnancy in infertile couples subjected to IUI and/or IVF procedures. The details of this study will be discussed with the FDA and the commencement of the study will be subject to prior FDA approval.

Phase III Clinical Study:	This is planned as a larger scale study using the Phase I/II protocol. The details of this study will be discussed with the FDA and the commencement of the study will be subject to prior FDA approval.

VAGONIXEN™/PRIMASTRENE™

Background and Rationale

Chronic obstructive pulmonary disease (COPD) and asthma are widespread and growing respiratory conditions worldwide. In the United States alone, it is estimated that there are over 17 million people with asthma. Of great public health concern is a surge in both morbidity and mortality from asthma over the past two decades. The prevalence of COPD, which encompasses chronic obstructive bronchitis and emphysema, has been estimated as high as 30 to 35 million cases and is the fourth most common cause of death in the United States. Both asthma and COPD are characterized by difficulty breathing, mucus hypersecretion in the lungs, and cough. Disappointingly, over the last 30 years, and attendant with these alarming trends, no significant new therapeutic modalities for the treatment of these disorders have been introduced into the clinical setting.

Economic burden: In North America, COPD is the fourth most common cause of death and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. Recent studies indicate that COPD resulted in $32.1 billion direct and indirect costs in 2002, which is a manifestation of the major impact on society of this disease. In 2005, the estimated number of persons who will die of COPD in North America is 130,000. In 1996, the utilization of health care resources for asthma and related allergic disorders included 9.8 million physician office visits, 1.9 million emergency room visits, and a total of 12.8 million out-patient visits to ambulatory care facilities. With the increasing incidence of asthma, we believe these figures are likely to be even higher at present.

Cause of the Disease: The cause of asthma is complex. Chief among the contributors to asthma is allergic disease. The human immune system produces certain antibodies to common inhalant allergens such as dust, pollen, and animal proteins. In the respiratory tract, these antibodies bind to certain cells in the body. In a patient who is sensitized to it, the inhaled allergen elicits an acute response and causes release of histamine (as well as a host of other substances that play a role in the inflammatory processes in the body) that cause much of the cough, breathlessness and wheezing characteristic of asthma. These mediators also set the stage for more chronic inflammation in the airways.

The risk factors for both forms of COPD include smoking, a familial predisposition, and occupational exposures. Smoking is by far the major cause of COPD. The chronic obstructive bronchitis form of COPD is characterized by marked cough, excess sputum production and breathlessness. The emphysema form of COPD is characterized by destruction of normal lung tissue. Usually, both forms co-exist to produce symptoms of cough, sputum hypersecretion and breathlessness.

Clinical targets: In the management of asthma, a major objective is to minimize the reactivity of human mast cells that occurs following allergen exposure. However, research efforts toward understanding the specific mechanisms involved in the activation of human allergic responses have been stymied because of difficulties in isolating and purifying human respiratory mast cells. Current work predominantly uses mast cells and tumor cell lines derived from mice and rats. Unfortunately, increasing evidence demonstrates that results achieved using these animal mast cells cannot be reliably extrapolated to human mast cells. In fact, such studies can be irrelevant and even misleading. By contrast, the design of Primastrene™ is based on studies in human lung mast cells.

In the emphysema form of COPD, the destruction of lung tissue that occurs with cigarette smoking cannot be effectively inhibited or reversed by existing therapies. Currently, the most common therapy in COPD is a receptor blocker that interferes with the major bronchoconstricting neural pathway (i.e., the neural activity in the vagus nerve that travels as an input to airway smooth muscle cells causing them to contract). In chronic bronchitis, which is often present either alone or in combination with emphysema, the potential therapeutic targets are airway nerves, stimulation of which can cause cough and promote mucus hypersecretion thereby producing the constriction of airways.

Role of extracellular ATP in obstructive airway diseases: Basic research studies have shown that intravenous administration of ATP produces remarkable airway spasm (bronchoconstriction) in the lungs of dogs. This ATP-triggered vagal reflex and the associated bronchoconstriction is mediated by a specific P2R on vagal sensory nerve terminals in the lungs.

Consistent with these observations, others have shown that aerosolized ATP produced marked airway constriction in asthmatic humans at concentrations well below those of other agents, including among other substances, adenosine, used in the clinical laboratory to induce bronchoconstriction as a part of pulmonary function evaluation. In addition, aerosolized ATP produced marked airway constriction in non-asthmatic healthy subjects.

Recent research work in human lung mast cells further supports a mechanistic role of extracellular ATP and P2R in chronic pulmonary disorders. Specifically, it was shown that ATP is the most potent enhancer of allergic reactions in human lung mast cells studied to date, and it is significantly more active and, therefore, more important than adenosine in this regard. We have preliminary data that suggests that a specific P2 receptor, named P2Y2, mediates the response of human lung mast cells to ATP. This and other data raise the possibility that extracellular ATP plays a modulatory role in the function of certain cells the activation of which is commonly observed in asthma, and thereby plays a mechanistic role in both the early (i.e., acute) and late (i.e., chronic) phases of this disease.

Critical role of the vagus nerve in COPD: Bronchoconstriction and excess mucous secretion are two major causes of airflow limitation in COPD, both of which are directly regulated by the vagus nerve. In addition, vagal nerve endings mediate chronic cough associated with COPD. When these nerve endings are irritated, neural signals from the lungs go to the brain (termed afferent neural traffic). The brain processes these signals and in response generates its own signals that are sent to the lungs and airways (termed efferent neural traffic), where they induce bronchoconstriction and cough. Indeed, certain drugs that can block the effects in the lungs of some of these brain signals, traveling through the vagus nerve, are used in the treatment of COPD. Furthermore, the stimulation of these nerve endings leads to a local release of substances which play an important role in inflammation. This action is known as an axon reflex distinct from the central reflexes outlined above. Thus, a drug that could inhibit these two types of reflexes (i.e., central and axon) could have therapeutic value in the management of bronchoconstriction, cough and inflammation.

P2 receptor antagonist in COPD: Extracellular ATP activates a specific P2 receptor located on pulmonary vagal nerve endings, including major mediators of cough under normal and disease conditions and fibers that play a facilitating role in this mechanism of cough. Thus, the stimulation of vagal nerve endings in the lungs exacerbates neurally-mediated (vagal) bronchoconstriction and cough, the hallmarks of chronic cough and COPD. Therefore, pharmacological agents that block these receptor sites could eventually become a new therapeutic modality in the management of patients with these disorders. Such a therapy would constitute a novel approach in which the reduction of vagal nerve input to the lungs (i.e., neural traffic from the brain termed “efferent neural traffic”) is obtained by the inhibition of sensory input to the brain originating in the lungs (termed “afferent neural traffic”).

Product Development Plan

Our product development plan is aimed at identifying, with the assistance of prospective third parties, new pharmacological agents that selectively and potently block P2Rs in the lungs, thereby preventing the stimulation by extracellular ATP of pulmonary vagal nerve terminals. Such compounds would be developed as potential new therapeutic agents for the treatment of COPD (Vagonixen™) and asthma (Primastrene™), respectively.

Two types of P2Rs, referred to as P2XR and P2YR, are involved in ATP-induced neurogenic bronchoconstriction and enhancement of allergic activation of human lung mast cells, respectively. We believe that there is a strong rationale for the discovery and the evaluation of novel pharmacological agents that act as antagonists at these two receptors as new therapeutic modalities for the treatment of obstructive lung diseases, although additional confirmatory work as to the role of the P2YR will be required. We are planning to identify and develop compounds for Vagonixen™, a P2XR antagonist that prevents the stimulation of vagal sensory nerve terminals in the lungs for the treatment of COPD, and Primastrene™, a P2YR antagonist that prevent the stimulation of human lung mast cells for the treatment of asthma.

We are collaborating with the Imperial College of London, U.K., a leading medical academic center specializing in pulmonary disorders, on clinical studies with patients with obstructive airway diseases aimed at validating our receptor targets, the pharmacological modulation of which may constitute a new therapeutic modality in the management of these patients. Our objective is to demonstrate that patients with obstructive airway diseases are hypersensitive to ATP, and that ATP acts in these patients by activating its P2 receptor distinct from the adenosine receptors. Indeed, data obtained in the recently completed first stage of the study has shown that aerosolized ATP is much more potent than aerosolized adenosine in inducing bronchoconstriction, cough, throat irritation and chest tightness in non-smokers, smokers and patients with asthma or COPD. These data confirm previous results obtained in animal models demonstrating that the mechanistic role of ATP and P2 receptors in neurogenic bronchoconstriction and cough are independent of adenosine and its P1 receptor. Two abstracts reporting these results generated at the Imperial College of London, U.K. were presented at the 13th Annual Congress of the European Respiratory Society that was held in Vienna, Austria in September 2003.

We have identified an existing compound that had been developed by others for an unrelated disease application that could serve as a drug candidate for Vagonixen™, and we have conducted some preliminary in-vitro testing of this compound that showed promising pharmacological activity. We also previously contracted with a medicinal chemistry company to work on structural chemical design and synthesis of drug candidates that would emulate an available compound developed by others that had been shown to potently and selectively block our P2XR target. The first two compounds delivered to us by this medicinal chemistry company were tested using an in vitro functional assay. Although one of these compounds manifested some pharmacological activity, we have determined that neither compound is an appropriate candidate to serve as a lead compound. Additional compounds were proposed to be synthesized by this medicinal chemistry company and we are currently evaluating a proposal to perform this work.

An additional target we are investigating involves the modulation by ATP of histamine release induced by the allergic reaction in human lung mast cells. Scientists have demonstrated that extracellular ATP is a potent enhancer of histamine release induced by allergic reaction in human lung mast cells. Since ATP is released from different cell types in the human body, it could play an important role in exacerbating the asthmatic conditions, i.e., causing or worsening asthmatic attacks. Furthermore, these scientists have identified a P2YR that mediates this particular action of ATP. Primastrene™, if successfully identified and developed for the treatment of asthma, would selectively block ATP receptors localized on human lung mast cells, thereby preventing their stimulation by extracellular ATP and reducing their release of inflammatory mediators.

We are seeking to identify a new small molecule compound that acts as a potent and selective antagonist at our P2YR target and that could potentially serve as the Primastrene™ drug product candidate. We are evaluating a drug discovery research proposal received from a scientist and research institution to conduct high throughput screening of a specialized library of compounds produced by this scientist using a novel method for drug discovery, in which a relatively small library of synthetic compounds is produced on the basis of the genetic code of the desired cellular target (which is known as chemogenomics).

We hold the exclusive rights to the proprietary methods to test novel compounds which act as antagonists at P2Rs on human lung mast cells, and thus have the unique ability to efficiently test appropriate compounds we may receive from third parties to characterize the pharmacology of these proposed drug candidates in human lung mast cells. We are able to test new drug candidates that are potential selective antagonists at P2Rs by utilizing our proprietary human mast cell assay system.

Estimated Product Development Timelines

We have estimated certain product development timelines for our current product candidates, ATPace™ and ATPotent™. Our estimated timelines are based on a number of assumptions, including the timely receipt of financing to fund clinical development work, FDA approvals of our protocols, and other factors. Accordingly, the actual timeframes to complete development of these product candidates and obtain FDA marketing approval could be substantially longer than projected.

We have recently commenced the Phase II clinical trial for ATPace™, patient enrollment of which began in March 2005 and is targeted to be completed by approximately the fourth quarter of 2005. Assuming successful completion of the Phase II trial, following the submission of a final report for this Phase II study to the FDA, we expect to seek FDA clearance for the Phase III clinical trial for ATPace™. In the event we successfully complete the Phase III clinical trial, we would expect to submit an NDA for ATPace™ to the FDA for approval, with that submission targeted for late 2007 or early 2008.

Subject to our confirming the equivalence in pharmacological activity between the ATP formulation used in prior experiments and our ATPotent™ formulation, we are expecting to commence laboratory studies with ATPotent™ in the second quarter of 2005 and estimate that we will complete these studies by the second quarter of 2006. Subject to the outcomes of these studies and results of our meeting with the FDA, we expect to initiate the clinical trials for ATPotent™ in the second half of 2006.

Markets Targeted

With the exception of ATPace™, we have to date not performed an analysis of the potential market for our product candidates. However, we have reviewed some publicly available data produced by independent sources, including government agencies, relevant to the overall markets in which our product candidates are expected to compete. Our present strategy in the development and marketing of ATPace™ and ATPotent™ focuses on the U.S. market, which is the largest single pharmaceutical market in the world. However, with respect to Vagonixen™ and Primastrene™ for the treatment of COPD and asthma and other potential product candidates, we will focus on the U.S. market as well as certain foreign markets. There can be no assurance, however, that the actual markets for our product candidates will conform to the estimates provided below.

ATPace™

Although syncope patients are subjected to a series of examinations and tests (including echocardiography, Holter monitoring, magnetic resonance imaging (MRI) and computed tomography (CT), electroencephalogram (EEG) and similar tests) costing more than $800 million per year, a potential cause of syncope is found in only 40% of patients. We believe that ATPace™ could address a portion of this diagnostic market.

ATPotent™

According to the U. S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2001 there were more than 400 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. The CDC reported that in 2001 approximately 107,000 Assisted Reproductive Technology procedures were performed for the treatment of infertility in the approximately 380 clinics in the U.S. that submitted survey data. We expect the primary target market for ATPotent™ to be the IUI and IVF procedures which constitute a significant portion of the overall ART procedures performed in the U.S.

Vagonixen™/Primastrene™

In North America, COPD is the fourth most common cause of death and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. Recent studies indicate that COPD resulted in $32.1 billion direct and indirect costs in 2002, which is a manifestation of the major impact on society of this disease. In 2005, the estimated number of persons who will die of COPD in North America is 130,000. Direct costs of asthma are estimated at $11.5 billion and indirect costs at an additional $4.6 billion per year. It is expected that by 2020, COPD will become the third leading cause of death in the U.S. COPD also is an increasing cause of morbidity and mortality worldwide.

We estimate the total COPD and asthma therapeutic market in the U.S. at $4.7 billion annually and believe that Vagonixen™ and Primastrene™ each could address a portion of that market.

Manufacturing

ATP powder, an inexpensive product, is manufactured by several leading manufacturers of pharmaceutical raw materials. The world’s largest manufacturer of ATP supplies us with ATP powder, the specifications of which are recorded by the FDA in a Drug Master File. We have entered into contract manufacturing agreements with a U. S. subsidiary of Boehringer-Ingelheim and another U. S. specialty company approved by the FDA to perform the manufacturing, analytical services, storage and packaging of ATPace™ in connection with our clinical development of our ATP-based product candidates. Manufacturing has been performed in accordance with FDA current Good Manufacturing Practices. In addition, laboratory and quality assurance protocols have been established in compliance with FDA requirements. The drug is stored and distributed by a FDA approved facility.

We have received from our contract manufacturer sufficient quantities of the ATP investigational drug for the performance of the clinical studies with ATPace™ that we believe will be required. Stability data for the clinical product obtained to date indicate a shelf life of at least three years. Boehringer-Ingelheim also may provide various ATP formulations for clinical trials of our other ATP-based product candidates upon our request. We currently intend to utilize Boehringer-Ingelheim for our commercial supplies of ATPace™ and ATPotent™, but we have not yet formalized this arrangement.

Intellectual Property

Our technology and current and proposed product candidates under development are currently covered by the following patents and corresponding pending patent applications described below:

•	A Process for Regulating Vagal Tone (US Patent #5,874,420 issued on February 23, 1999; Australian Patent #710,770 issued on January 20, 2000; European Patent #0906102B1 issued on June 16, 2004 (Canadian and Japanese patent applications are pending). We are the owner of these patent properties. The granted United States and Australian patents cover a method of modulating vagal tone by administering a mediator of P2X- purinoceptors on vagal afferent nerve terminals. The allowed European applications claims and pending Japanese application claims cover the use of an antagonist or allosteric modifier of P2X-purinoceptors on vagal afferent nerve terminals for reducing vagal tone. The claims in all countries also cover the use of mediators of P2 purinoceptors for diagnosing abnormal vagal tone. The mediator of P2X purinoceptors is exemplified in our current product candidate, ATPace™, and our proposed product candidate, Vagonixen™.

•	Modulation of Human Mast Cell Activation (US Patent #6,372,724 issued on April 16, 2002; Australian Patent #741,713 issued on March 24, 1998; EPO, Canadian and Japanese are pending.) We are the owner of these patent properties. Claims cover the use of inhibitors of ATP binding to P2 receptors on mast cells for treatment of disorders characterized by undesirable histamine release from lung mast cells. The treatment is exemplified in our proposed product candidate Primastrene™.

•	Method for Inducing the Acrosome Reaction in Human and Animal Spermatozoa (US Patent #5,474,890 issued on December 12, 1995; Australian Patent #666,011 issued on June 8, 1993). We are the exclusive licensee of these patents. Claims cover the use of ATP- induced acrosome reaction in mammalian sperm as a diagnostic test as well as for treatment of malfunctioning sperm in the management of male infertility and the improvement of cryopreserved sperm during IVF procedures.

•	Screening Method for Modulation of Human Mast Cell Activation (US Patent #6,465,441 B2 issued on October 15, 2002). We are the owner of this patent. Claims cover the use of human lung mast cells in vitro for screening inhibitors of ATP binding to P2Y- purinoceptors, for use as histamine release inhibitors. Animal models have been determined to be of limited value since non-human mast cells differ significantly from human mast cells regarding several critical aspects of allergic reaction-induced inflammatory mediators’ release.

In the third quarter of 2004, we submitted two U.S. provisional patent applications: one covering our recently acquired anti-cancer technology based on the activation of a specific P2 receptors in the presence of a biological compound that acts as an allosteric modifier of this receptor; and the other covering technology we own related to the management of patients with obstructed airway diseases. There is no assurance that either patent will be allowed.

In addition to patents, we also license certain of our intellectual property.

Pursuant to a License and Assignment Agreement dated as of November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman (i) assigned to Duska Scientific their ownership of an invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPace™ and Vagonixen™ and (ii) granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including a pending U.S. patent application, that are the basis for Primastrene.™ In consideration for this assignment and license, Duska Scientific issued 240,000 shares of its common stock to Dr. Pelleg and 240,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals an amount equal to (i) 2% of the net sales of products by Duska Scientific based on the foregoing inventions and (ii) 2% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing inventions (a portion of these royalties they each had assigned to the medical institution with which they were then associated). On December 14, 2001, Drs. Pelleg and Schulman assigned to Duska Scientific their ownership of the invention, including the pending U.S. patent application, relating to Primastrene,™ and they continue to have the right to receive the payments from Duska Scientific as described above with respect to Duska’s net sales and license fees and royalties or other similar payments paid to Duska Scientific by any licensee that are based on this invention.

Pursuant to a License Agreement dated as of November 15, 1999, Dr. Francesco DiVirgilio and Dr. Carlo Foresta granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPotent™ In consideration for this license, Duska Scientific issued 115,200 shares of its common stock to Dr. DiVirgilio and 115,200 shares of its common stock to Dr. Foresta. Duska Scientific also agreed to pay these individuals an aggregate amount equal to (i) 5% of the net sales of products by Duska Scientific based on the foregoing invention and (ii) 5% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing invention.

Strategic Alliances

We have entered into a number of strategic alliances and collaborative arrangements including those with Medtronic, Inc., CooperSurgical, Inc. (a subsidiary of Cooper Companies, Inc.) and Cato Research Ltd. These arrangements are summarized below.

Medtronic, Inc.

In April 2003, we entered into an agreement with Medtronic, Inc. pursuant to which Medtronic will provide, at no cost to us, support for our Phase II and III clinical trials with ATPace™. As part of this support, Medtronic will provide a number of its cardiac pacing devices and insertable loop recorders (ILR) for use by patients in the trial if the use of this equipment is not covered by the patients’ medical insurance. Medtronic, together with us, has approached qualified clinical investigators as potential principal investigators, and Medtronic will provide technical assistance in connection with the use of its medical devices utilized in the trial and comments on protocol design and assistance, including reimbursement strategies. We intend to continue our collaboration with Medtronic following FDA approval of ATPace™, including the implementation of additional post- marketing studies of ATPace™. Under this agreement, Medtronic is not obtaining any rights to ATPace™ or other remuneration from us.

CooperSurgical, Inc.

In April 2004, we entered into an agreement with CooperSurgical, Inc. (a subsidiary of Cooper Companies, Inc.), one of the largest suppliers of assisted reproductive technology culture media in the U.S., under which CooperSurgical will provide technical and other assistance to us in specific areas relating to the development of ATPotent™. Following our completion of the pre-clinical studies with ATPotent™, CooperSurgical will have the right to acquire the exclusive marketing rights for ATPotent™. In the event CooperSurgical exercises this right, it will be responsible for funding a substantial portion of the Phase II and Phase III trials with ATPotent™ (although we would be responsible for the cost of preparing and submitting the NDA to the FDA for this product candidate) and we and CooperSurgical will enter into a marketing license agreement for ATPotent™ that will provide for an up-front license fee and royalty payments to us in amounts that will be negotiated by the parties. We will provide CooperSurgical with the manufactured supplies of ATPotent™.

Cato Research Ltd.

In February 2004, we entered into an agreement with Cato Research Ltd., a leading clinical contract research organization, under which Cato Research agreed to provide clinical research management and regulatory affairs support to us for our Phase II and Phase III clinical trials of ATPace™. Cato Research previously had provided certain contracting services to us for our Phase I clinical trial for ATPace™. In consideration for its Phase II services, we issued some of our securities to affiliates of Cato Research and may issue additional securities to it in consideration for services that it provides for our Phase III clinical trials of ATPace™. Our obligation to use Cato Research for our Phase III clinical trials of ATPace™, and Cato Research’s obligation to provide such additional services to us, is conditioned upon us raising approximately $1,000,000 of net proceeds from the sale of additional equity securities. Please see “Certain Relationships and Related Transactions”.

In addition to Cato Research advising and assisting us with clinical product development activities with ATPace™, Cato Research may also be available to provide us with day-to-day clinical research management and regulatory affairs services for our other product candidates as we request and under terms that will be agreed to by both parties. By gaining access to Cato Research’s management and its organization of nearly 300 scientists, physicians, statisticians, regulatory affairs professionals and other personnel, we intend to implement our clinical development efforts without having to establish the costly clinical research and regulatory affairs infrastructure necessary to advance our product candidates through the regulatory approval process.

Competition

A number of the major pharmaceutical companies have on-going research programs directed at developing diagnostic and therapeutic agents based on the modulation of P2 signal transduction, and we are aware of at least one medium-sized company (Inspire Pharmaceuticals, Inc.) that is devoting a substantial portion of its efforts to this field. These companies may develop products that could compete with our current and proposed product candidates and may compete with us for the acquisition of new medical applications utilizing technology in this field.

Our current and proposed product candidates are expected to compete with a number of products and technologies that are being utilized and developed by companies, academic medical centers and research institutions. Our competitive knowledge is derived from and limited to certain publicly available information, and the following descriptions of the status and capabilities of competitors’ products may be incomplete due to information not being available to us that was either not publicly disclosed by those competitors or that was disclosed more recently than the information reviewed by us.

ATPace™

Currently, there is no other drug specifically approved by the FDA for the diagnosis of the cause of syncope in the U.S. Several other existing diagnostic tools would compete with ATPaceTM. These would include the head-up tilt table test (HUT), which is not approved by the FDA but nonetheless is widely used in clinical practice, and the Medtronic Reveal® Plus Insertable Loop Recorder (ILR), which is approved by the FDA.

ATPotent™

Currently, there are a number of drugs that are being utilized to some extent in clinical practice for the treatment of male infertility, although none of these drugs are approved by the FDA specifically for this use. Preliminary studies in animals and human subjects with a diet supplement of L-carnitine, a biological compound found naturally in the human body, have been shown to increase semen quality, especially in groups with lower baseline sperm quality criteria. However, whether L-carnitine supplementation can improve the ability of sperm of infertile males to increase the rate of fertilization remains to be determined. We are currently not aware of any other drug products under development that would potentially compete directly with ATPotent™. ICSI, a specific in vitro fertilization procedure, can compete directly with ATPotent™ in certain cases.

Vagonixen™

Vagonixen™ can be expected to compete directly with a number of available drugs and therapeutic modalities, including, among others, Atrovent® (ipratropium bromide), an anti-cholinergic drug that is currently marketed. Drawbacks of Atrovent® include its relatively short duration of action and its inhibition of a specific receptor that may actually enhance, rather than reduce, bronchoconstriction. Vagonixen™ will compete with available and new drugs in the research pipeline of a number of companies but, based on its new mechanism of action, may provide certain safety and efficacy advantages.

Primastrene™

Currently, there are a number of drugs or combinations of drugs being used for the treatment of asthma. A number of new drugs are under development by major pharmaceutical companies and other entities. Primastrene™ will compete with many of these existing and potential products, but will be based on a therapeutic mechanism and target that we believe may provide safety and efficacy advantages over currently marketed competing products.

Government Regulation

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase clinical testing program is then undertaken. In Phase I, small clinical trials are conducted to determine the safety of the product. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product (i.e. proof of concept). In Phase III, clinical trials are conducted to provide sufficient data for the statistically significant proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. We will also have to adhere to current Good Manufacturing Practice and product -specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations.

Employees

We currently employ two full-time employees and one part-time employee who are primarily engaged in our day to day management. In addition, certain members of our Board of Directors and members of our Advisory Board provide us with research and development assistance on a part-time, limited basis. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

Glossary of Certain Terms

acrosome reaction	an event in the process of fertilization that is a prerequisite for the sperm’s fusion with and crossing through the inner lining membranes of the ovum (egg), and penetration into the ovum (egg)

agonist	a compound that has a stimulating effect when it binds to a receptor

antagonist	a compound that has an inhibitory effect when it binds to a receptor due to its inability to activate the receptor and preventing of the binding of an agonist

adenosine	a biological compound found in every cell of the human body; released from cells when oxygen supply does not meet oxygen demand. Extracellular adenosine protects tissues from injury caused by oxygen deprivation

atrio-ventricular node	AV node: a group of cells in the heart that act as an electrical relay station between the atria (the upper) and the ventricles (the lower) chambers. Under normal conditions, it is the only site where passage of electrical signals from the atria to the ventricles occurs

ATP	adenosine 5’-triphosphate; a biological compound found in every cell of the human body where it plays a critical role in cellular metabolism and as a source of energy. ATP is released from cells under normal (physiologic) and disease (pathophysiologic) conditions. Extracellular ATP acts as a local physiologic regulator

bradycardia	slow heart rate

COPD	chronic obstructive pulmonary disease

FDA	United States Food and Drug Administration, which is the agency that oversees and regulates the development of new drugs in the United States

HUT	head-up tilt table test, which is a provocative test used to identify patients with neurally-mediated syncope. One of the most commonly used tests in the management of patients with syncope

IND	Investigational New Drug application, which is submitted to the FDA prior to the commencement of clinical trials in humans with a new drug

in vitro	in the test tube; outside of the human body (or other living organism), in an artificial environment

in vivo	in the living human body or other organism

lead compound	a compound that exerts the desired effects in vitro and in animal models in vivo

ligand	a biological compound or a pharmacological agent that binds to a receptor; a ligand can activate the receptor (as an agonist), block it (as an antagonist) or modify the affinity of the receptor to agonists or antagonists (as an allosteric modifier)

mast cells	inflammatory cells containing special cytoplasm granules which store mediators of inflammation, including histamine. Upon their activation through both immune and nonimmune mechanisms, mast cells release these mediators into the extracellular space. Mast cell mediator release is most significant in either acute inflammation or in allergic responses. Under normal conditions, mature mast cells are not seen in the peripheral circulation

NDA	New Drug Application, which is submitted to the FDA upon completion of clinical trials to obtain government marketing approval

neurogenic	derived from the activity of neural elements

purinergic receptors	P receptors (PR): a family of cell-surface receptors that bind purine molecules

P1 receptors (P1R)	adenosine receptors, including four subtypes: A1, A2A, A2B, A3

P2 receptors (P2R)	cell-surface receptors that are activated by ATP and other adenine nucleotide and which are divided into two families of receptors: P2X and P2Y

receptor	a protein on the cell surface or inside the cell that is the binding sites of ligands, including agonists and antagonists

signal transduction	a cascade of molecular events inside the cell triggered by the binding of an agonist (a ligand) to a receptor and characterized by the activation of specific molecules (proteins; enzymes). This is the mechanism through which physiologic regulators, as well as pharmacologic agents, exert their effects at the cellular level.

sperm	the reproductive cells of men, produced in the testes

syncope	fainting in which a temporary loss of consciousness and postural tone occurs suddenly

vagus nerve	a major cranial nerve that carries sensory information from various organs including the lungs and heart, to the brain and signals from the brain to the lungs and heart that cause bronchoconstriction and depressed cardiac functions (e.g., slowing of the heart rate and reduced force of heart muscle contraction), respectively

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our office space in Bala Cynwyd, Pennsylvania, a suburb of Philadelphia, which facilities we lease under an annual lease that expires on October 31, 2005. This lease will automatically renew for a one year term unless we terminate the lease 60 days prior to the end of the current term. We currently pay rent of $2,500 per month under the lease for office space as well as certain additional communication costs.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings. We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 30, 2004 under the symbol “DSKT.” Prior to the merger in which Duska Scientific became our wholly owned subsidiary on August 30, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol “SRKI.”

There was little or no trading in our common stock prior to the merger on August 30, 2004 and there has only been very limited trading since then. Prior to the merger, trading in our common stock was not necessarily based on our company’s operations or prospects, and trading since the merger also may not be fully reflective of those factors. The following price information for each quarter in 2003 and 2004 reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
Fiscal 2003
March 31, 2003	$1.50	$1.01
June 30, 2003	$2.15	$1.01
September 30, 2003	$2.15	$1.01
December 31, 2003	$2.50	$1.01

Fiscal 2004
March 31, 2004	$2.50	$2.45
June 30, 2004	$2.45	$2.45
September 30, 2004	$2.45	$1.90
December 31, 2004	$3.00	$1.80

Holders

As of March 23, 2005, there were approximately 119 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On November 10, 2004, we issued 500,000 units to Cato Holding Company and six investors who are affiliated with Cato Holding Company (as designees of Cato Research Ltd.) as consideration for clinical research management and regulatory affairs support services to be rendered by Cato Research to us for Phase II clinical trials of ATPace™. The 500,000 units consisted of 500,000 shares of our common stock and warrants to purchase 500,000 additional shares of our common stock at an exercise price of $2.50 per share. Under the terms of the agreement, the 500,000 units were held by us in escrow pending the receipt of such services. As of January 31, 2005, 133,046 shares of our common stock and warrants to purchase 133,046 shares of our common stock had been earned based on the billing schedules defined in the appendices to the master services agreement. As additional consideration to Cato Research, on November 10, 2004 we issued additional warrants to purchase a total of 99,000 shares of our common stock to six investors who are affiliated with Cato Holding Company (as Cato Research’s designees). These additional warrants have an exercise price of $1.04 per share and expire on the earlier of October 31, 2009 or a change of control of our company. The foregoing issuances were exempt from registration under the Act pursuant to Section 4(2) thereof.

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

On August 30, 2004, we completed a merger in which Duska Scientific Co. (“Duska Scientific”), through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited landscaping and irrigation operations). In connection with the merger, we changed our name to “Duska Therapeutics, Inc.”, replaced our officers and directors with those of Duska Scientific, ceased our landscaping business and moved our offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of two current product candidates and two proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

Although we acquired Duska Scientific in the merger, for accounting purposes, the merger was accounted for as a reverse merger since the stockholders of Duska Scientific acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of Duska Scientific became our directors and executive officers. Accordingly, our financial statements contained in this Annual Report on Form 10-KSB, and the description of our results of operations and financial condition, reflect (i) the operations of Duska Scientific alone prior to the merger, and (ii) the combined results of this company and Duska Scientific since the merger. No goodwill was recorded as a result of the merger.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2004 beginning on page F-1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Patents

Our patent costs consist of the expenditures for purchasing the patents and related legal fees. We will amortize patents using the straight-line method over the period of estimated benefit. There has been no amortization expense charged, as the patents have not yet produced revenue. It is anticipated that any of the patents will not start producing revenue until 2008 at the earliest, with amortization of the patents to begin upon their producing revenue.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. We have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. For non-employee stock based compensation, we recognize an expense in accordance with SFAS No. 123 and value the equity securities based on the fair value of the security on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we will be required to apply Statement 123(R) to our first interim or annual reporting period that begins after December 15, 2005.

Results of Operations

For the year ended December 31, 2004, we reported a net loss of $1,560,835, as compared to a net loss of $798,514 for the year ended December 31, 2003.

Revenues

For the years ended December 31, 2004 and 2003, we generated no operating revenues. Interest income was $18,293 and $2,810 during the years ended December 31, 2004 and 2003, respectively. The variance generally reflects our fluctuating cash balances.

Expenses

General and administrative expenses were $915,579 and $471,876 for the years ended December 31, 2004 and 2003, respectively, and consisted principally of officers’ salaries, legal and accounting fees and facilities costs. The increase from 2003 to 2004 is attributable to higher legal patent costs to support the filing of a provisional patent and other legal fees associated with the merger with Duska Scientific.

Research and development expenses were $465,580 and $281,045 for the years ended December 31, 2004 and 2003, respectively. Research and development expenses consisted principally of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, which are being held in escrow by us and will be released as we receive invoices for services actually performed by Cato. As of December 31, 2004, we have accrued $274,048 that had been earned by Cato through that date pursuant to the Cato Agreement, which is included in research and development expense. Of this amount, $109,619 will be paid through the release of Cato Units from escrow. In addition, as additional compensation for Cato, in November 2004 we issued to Cato’s designees additional warrants to purchase a total of 99,000 shares of common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; accordingly, we recognized expense of $43,683 for the warrants, based on the value as calculated in a Black-Scholes valuation model. Such expense is included in research and development expense.

Excluding the $274,048 accrual and $43,683 warrant expense pursuant to the Cato Agreement discussed above, research and development expense was $147,849 in 2004 versus $281,045 in 2003. The decline in these expenses from 2003 to 2004 was due to the completion in 2003 of pre-clinical studies (related to the development of Vagonixen™) done on a contractual basis at the Imperial College of London and a one time expense to cover the cost of a meeting with a clinical steering committee established to set the scope and design of the ATPace™ Phase II clinical trial. Subsequently in 2004, funds were used for a principal investigator meeting in preparation for the Phase II clinical trial with ATPace™ and the final payment for the Imperial College of London project. We expect our research and development expenditures to substantially increase in 2005 from prior periods, due primarily to our initiation of the Phase II trial for ATPace™.

Interest expense was $197,969 and $48,403 for the years ended December 31, 2004 and 2003, respectively, and relates to the $500,000 of convertible subordinated notes that we previously issued. The notes were converted into common stock in March 2004 and, upon their conversion, the note holders received additional warrants to purchase common stock. These additional warrants were valued at $190,846, which was treated as additional interest expense.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $2,422,775, compared to $88,162 at December 31, 2003. Working capital totaled $2,080,439 at December 31, 2004, compared to a deficit of $(747,766) at December 31, 2003. In August 2004, we closed a private placement of common stock and warrants, whereby we received $3,667,500 in gross cash proceeds in connection with our acquisition of Duska Scientific (before the payment of commissions and other offering costs). To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6 million of equity securities.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations, we believe that our current cash balances will be sufficient to fund our planned expenditures until approximately the end of the third quarter of 2005. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we will have to obtain significant additional funds by the third quarter of 2005 in order to fund our operations after that period. We do not have any bank credit lines and have financed all of our prior operations thought the sale of securities. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We have not yet identified or have any funding commitments from, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of December 31, 2004, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. The Company has the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At December 31, 2004, such obligations would have amounted to $158,572.

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

RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-KSB.

RISKS RELATED TO OUR BUSINESS

We are an early-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are a development-stage company that has not generated any revenues to date. There can be no assurance that we will be able to satisfactorily develop our technologies and to market our current or proposed product candidates that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. Further, we do not expect to generate any such revenues in the foreseeable future.

All of our current and proposed product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. We only have two full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our product candidates;

•	satisfy the requirements of clinical trial protocols, including timely patient enrollment;

•	establish and demonstrate or satisfactorily complete the research to demonstrate the clinical efficacy and safety of our product candidates;

•	obtain necessary regulatory approvals; and

•	market our product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal years ended December 31, 2004 and December 2003, we had net losses of $1,560,835 and $798,514, respectively. We expect to incur losses for at least the next few years because we plan to spend substantial amounts on research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We have used substantial funds to develop our technologies and will require substantial funds to conduct further research and development. We have funded all of our activities to date through the sale of securities. As of December 31, 2004, we had working capital of approximately $2,080,000, which we anticipate will only be sufficient to maintain our planned level of operations until approximately the end of the third quarter of 2005.

The proceeds of the private placement completed in August 2004 by Duska Scientific may be insufficient to accomplish the various clinical and laboratory studies and other drug development work that we have contemplated doing with such proceeds due to a variety of factors, including those described in the “Business” section. Moreover, we will need significant funding in addition to the proceeds from that offering to carry out most or all of our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and two proposed product candidates, Vagonixen™ and Primastrene™, and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Primastrene™, will be significant and clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There can be no assurance that sufficient funding will be available to us at acceptable terms or at all. If we are unable to obtain sufficient financing on a timely basis, the development of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

Before we can market any of our current or proposed product candidates, we must obtain governmental approval for each of our current and proposed product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Each of the current and proposed product candidates we are developing will require approval of the U.S. Food and Drug Administration, or FDA, before it can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic or diagnostic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic or diagnostic products is high. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

Each of our two current product candidates is based on either a diagnostic or therapeutic indication for ATP. Although the FDA has approved two formulations of adenosine, the product of ATP’s degradation in the body, that are currently being sold by other companies as drugs for diagnostic and therapeutic indications, the FDA has not to date approved any ATP product for any indication. Thus, we may encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval for our current ATP-based product candidates from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our product candidates.

The FDA has advised us that we will need to seek approval for ATPotent™ as a drug rather than a medical device. The FDA approval process for a drug is often more time-consuming and expensive than that for a medical device. We currently plan to initiate and complete certain pre-clinical studies for ATPotent™. If the FDA does not accept the data from our planned pre-clinical studies, the development of ATPotent™ may be delayed and the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the claims made by our licensors or assignees of any of our product candidates concerning the potential safety or efficacy of these product candidates. We may be unable to confirm in our clinical trials with ATPace™ and our pre-clinical studies or clinical trials with ATPotent™ the favorable published clinical data obtained in limited studies by certain European investigators for similar formulations of these product candidates. Recent pre-clinical experiments conducted by a U.S. scientist failed to show a significant effect by ATP on sperm of human donors, although this scientist used a protocol that varied in certain respects from the protocol that was used by the Italian scientists who first demonstrated in published studies the effects of ATP on sperm of human donors. After consulting with these Italian scientists, we ran additional pre-clinical experiments with ATP at another U.S. medical center. Data obtained in these experiments have confirmed the published Italian data. Specifically, ATP significantly increased the rate of acrosome reaction in sperm obtained from fertile donors. Although we believe that the inability to confirm the Italian data in the first set of preliminary experiments in the U.S. resulted from lack of adherence to the original Italian protocol, we may encounter further similar difficulties in subsequent pre-clinical or clinical testing of ATPotent™ due to the nature or complexity of the protocol or for other unanticipated reasons, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. We plan to confirm the pharmacological activity equivalence of the ATP formulation used by the Italian scientists with our ATP formulation that we intend to use for our ATPotent™ studies and product candidate. Should we be unable to confirm this equivalence, we may encounter significant delays and additional costs in the development of ATPotent™. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™, assuming that we can confirm the European data for these two product candidates.

Our pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable either because it is not safe or because we will not be able to demonstrate that it is safe and effective. We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates, Vagonixen™ or Primastrene™. Third parties may have proprietary rights to the most promising candidates, if any, for Vagonixen™ or Primastrene™. In the case of Primastrene™, we must still establish that the P2 receptor as to which we hold proprietary rights, is an appropriate target for the development of a drug aimed at the treatment of asthma. Significant and very costly pre-clinical work will be necessary for both Vagonixen™ and Primastrene™ even if we identify suitable candidates to serve as these proposed product candidates, and we will need to conclude agreements with third parties to continue the development of these proposed product candidates. There can be no assurance that we will be able to successfully complete this work, which will take an extended period of time and will cause us to incur substantial expense. If we experience substantial delays, we may not have the financial resources to continue development of the proposed product candidates or the development of any of our current product candidates. Delays in clinical trials could reduce the commercial viability of our current and proposed product candidates. Because of the early stage of development of each of our current and proposed product candidates, we do not know if we will be able to generate data that will support the filing of investigational new drug applications, or INDs, or new drug applications, or NDAs, for these product candidates or the FDA’s approval thereof.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our current and proposed product candidates.

We have no experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have entered into an agreement with Cato Research Ltd., a clinical contract research service organization with expertise in the management of clinical trials, to assist us with the management of the ATPace™ clinical development work. The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay or failure in obtaining required approvals would have a material adverse effect on our ability to generate revenues from the particular product. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

Because our current and proposed product candidates represent new approaches to the diagnosis and treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our current and proposed product candidates.

There can be no assurance that the approaches offered by our current and proposed product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our current and proposed product candidates. Moreover, we do not have internal marketing data research resources, and, except in the case of

ATPace™, for which we used an independent firm to prepare a limited marketing potential analysis, we are not certain of and have not attempted to independently verify the potential size of the commercial markets for any of our product candidates. Since our current and proposed product candidates will represent new approaches to diagnosing or treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways either before or after they are approved to be marketed. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which could materially, adversely effect the value of our common stock.

Other factors that we believe will materially affect market acceptance of our current and proposed product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our current and proposed product candidates, particularly as compared to alternative treatments; and

•	the availability of alternative effective forms of diagnosis or treatments, at that time, for the diseases that the current and proposed product candidates we are developing are intended to diagnose or treat.

As an early stage small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we will be at a competitive disadvantage.

The pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our product candidates. Furthermore, many companies are engaged in the sale of existing medical devices or products that are or will be competitive with our current and proposed product candidates.

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products or diagnosing or treating various diseases that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs or medical devices that may compete with our current and proposed product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

The head-up tilt table test, or HUT, and insertable loop recorder, or ILR, are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace™. Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intracytoplasmic sperm injection (ICSI)) will compete with ATPotent™. There are a number of drugs currently used for the treatment of asthma and chronic obstructive pulmonary disorder, or COPD and chronic cough; other drugs currently under development by pharmaceutical companies are expected to compete in this market by such time, if ever, that Vagonixen™ and Primastrene™ are approved for marketing.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our current and proposed product candidates. In addition, these institutions, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current and proposed product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our current and proposed product candidates, and do not have the capability and resources to manufacture, market or sell our current and proposed product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our current and proposed product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our proposed product candidates. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have entered into certain agreements with Medtronic, Inc., Cato Research Ltd. and CooperSurgical, Inc., a subsidiary of Cooper Companies, Inc., but we may not be successful in entering into additional such alliances on favorable terms or at all. Even if we do succeed in securing additional alliances, we may not be able to maintain them if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

We have entered into an agreement with Cato Research and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. Please see “Business—Strategic Alliances”. We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™) and our agreement with CooperSurgical will give that company the right to acquire the exclusive marketing rights for ATPotent™. We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace™ with a subsidiary of Boehringer Ingelheim and the agreement with

CooperSurgical which will give that company the right to acquire the exclusive marketing rights for ATPotent™). There can be no assurance that CooperSurgical will elect to market ATPotent™ or that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We will be required to expend substantial amounts (which in the case of Cato Research will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our current and proposed product candidates could be delayed or terminated.

To the extent that we rely on other companies to manage the day-to-day conduct of our clinical trials and to manufacture, sell or market our current and proposed product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our current and proposed product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. If any of these occur, the development and commercialization of our current and proposed product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our current and proposed product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our current and proposed product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our current and proposed product candidates by the market.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to our products and our business would be seriously harmed.

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including the continuation of a contractual or other relationship with the third party manufacturer, and reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.

The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

Our patents may not protect the proprietorship of our products.

Our ability to compete successfully will depend significantly, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no product patent protection for the compound ATP, as our patents and pending patent applications are for various methods and processes for treating or diagnosing various medical conditions.

Even where we obtain patent protection for our current and proposed product candidates, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties or protect us against our infringement of the proprietary rights of third parties. Patent litigation is expensive, and we may not be able to afford the costs.

ATP has been previously marketed by various companies in other countries for a number of uses, including in fields outside of our primary areas of diagnostic and therapeutic interest, and we are aware that at least one company has developed an oral formulation of ATP which is being marketed in the U.S. as a food supplement without FDA approval. This may make it more difficult for us to obtain patent coverage for our current and proposed product candidates and easier for third parties to compete against us in those countries. In addition, third parties may hold or seek patents for additional uses of ATP. These additional uses, whether patented or not, could limit the scope of our future operations because other ATP products, which would not infringe our patents, might become available. These products could compete with our current and proposed product candidates, even though they are marketed for a different use. We may seek to use existing compounds to serve as candidates for Vagonixen™ or Primastrene™. In the event that third parties own rights to these compounds, we may be required to obtain licenses to use these compounds, which could be costly or impossible to obtain. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

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

The manufacture, use or sale of our current and proposed product candidates may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current and proposed product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Manfred Mosk, Non-Executive Chairman of the Board, Dr. Amir Pelleg, President, Chief Operating Officer, Chief Scientific Officer and a director, Sanford J. Hillsberg, a director and Secretary, Dr. John Kapoor, a director, Dr. Rudolph Nisi, the Vice Chairman and a director, Dr. David Benditt, a director and our consultant, and Dr. Pasquale Patrizio, one of our scientific advisors. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. We currently have only two full-time employees, Dr. Pelleg and Marie Sciocchetti, our Vice President of Operations, and one part-time employee, Mark Reynolds, our Chief Financial Officer. The loss of Dr. Pelleg’s services could have a material adverse effect on our operations. We are seeking to obtain key man life insurance on Dr. Pelleg, for our benefit, depending on its cost and availability, but we currently do not have this insurance.

We believe we will be able to manage our current business with our existing management team. However, we are in the process of expanding the scope of our operations, and therefore, we will need to obtain the full-time services of additional senior scientific and management personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel an our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

The market success of our current and proposed product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established for our product candidates.

Our ability to successfully commercialize and penetrate the market for our current and proposed product candidates is likely to depend significantly on the availability of reimbursement for our current and proposed product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a current or proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our current and proposed product candidates, if any, will be high enough to allow the price of our current and proposed product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular current and proposed product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products (such as the tilt table test, which currently is reimbursable), they may be unwilling to use our current and proposed product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly-approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our current and proposed product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

We may be subject to product liability claims that could have a material negative effect on our operations and on our financial condition.

The development and sale of medical products expose us to the risk of significant damages from product liability claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current and proposed products, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. Although we obtained clinical insurance for our Phase I ATPace™ clinical trial and are in the process of obtaining insurance for our Phase II ATPace™ clinical trial, there can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for all subsequent trials for that product candidate or any of our other current and proposed product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

We may encounter difficulties in the development of technologies or operations of any other businesses we may acquire.

We may, from time to time, acquire technologies or businesses that are complimentary to our existing technologies or operations or that we otherwise believe offer an attractive opportunity for us in the future. We may encounter various types of unanticipated difficulties in connection with developing these technologies or operating these businesses, with the risk of this occurring potentially being greater if these technologies or businesses are not directly related to any existing technology of operations. Any such difficulties could have a material adverse effect on our financial performance and condition.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies will have to apply the new financial accounting rules to the first interim or annual reporting period that begins after June 15, 2005, while small business issuers such as this company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

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

Anti-takeover provisions in our articles of incorporation could affect the value of our stock.

Our Articles of Incorporation contains certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by our Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging bids for our common stock.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of December 31, 2004, our directors and executive officers and their affiliates beneficially own over 75.4% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of March 17, 2005, we had outstanding 19,627,801 shares of common stock (including 366,954 shares issued to Cato Research Ltd. that we hold in escrow and that, therefore, cannot currently be transferred), of which approximately 15,505,141 shares were “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). The remaining 4,122,660 shares have been registered for public resale or are otherwise freely tradable shares. In February 2005, we registered the resale of 5,602,998 additional shares of our common stock that are issuable upon the exercise of certain warrants owned by our stockholders. Accordingly, while a total of 4,122,660 of our shares are currently freely tradable shares, an additional 5,602,998 registered shares could be issued and released onto the market at any time. The sudden release of 5,602,998 additional freely trading shares onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition to the foregoing registered shares, an additional 15,680,665 shares of restricted stock will become eligible for public resale under Rule 144 commencing in August 2005. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in August 2005. No prediction can be made as to the effect, if any, that sales of the registered warrant shares or the shares subject to Rule 144 sales commencing in August 2005 will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto, beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 1, 2004 our Audit Committee dismissed Beckstead and Watts, LLP (“Beckstead”) as our independent auditors. On September 1, 2004, the Audit Committee of our Board of Directors also engaged Stonefield Josephson, Inc. (“Stonefield”) to serve as our independent public accountants and to audit our financial statements for the year ended December 31, 2004. Stonefield had served as Duska Scientific’s independent public accountants since June 2002.

During the two prior fiscal years and the period from January 1, 2004 through the date of its dismissal, there have been no disagreements with Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Beckstead would have caused it to make reference thereto in its reports on the our financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Beckstead’s reports on our financial statements for the years ended December 31, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for both years indicated that there was a substantial doubt as to our ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the two fiscal years ended December 31, 2002 and December 31, 2003 and the interim period through the date of Beckstead’s dismissal, neither this company nor Duska Scientific consulted with

Stonefield regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or Duska Scientific or oral advice was provided that Stonefield concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 24, 2005. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Manfred Mosk, Ph.D.	68	Non-Executive Chairman of the Board
Amir Pelleg, Ph.D.	60	President, Chief Operating Officer, Chief Scientific Officer and Director
Sanford J. Hillsberg (1)	56	Secretary and Director
Rudolph Nisi, M.D. (2)	72	Director
John N. Kapoor, Ph.D (1)	60	Director
David Benditt, M.D. (2)	57	Director
Jane Kinsel, Ph.D (1) (2)	48	Director
Mark Reynolds	43	Chief Financial Officer
Marie Sciocchetti	48	Vice President of Operations

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.

Business Experience and Directorships

The following describes the backgrounds of current directors and the key members of our management team. All of our officers and directors also currently hold the same offices with Duska Scientific.

Manfred Mosk, Ph.D. Dr. Mosk has served as our Non-Executive Chairman of the Board since the merger with Duska Scientific. He has served as the Chairman of Duska Scientific since 1999, including as the non-executive Chairman of Duska Scientific since January 1, 2004 and as the part-time interim Chief Executive Officer of Duska Scientific during 2003, and as a member of Duska Scientific’s Executive Committee of the Board of Directors during 2003. Dr. Mosk has been the President of Technomedics Management & Systems, Inc., a privately held healthcare economics consulting firm, since 1994. Dr. Mosk is a co-founder of Spectral Molecular Imaging, Inc. and has served as its Interim President and a director since its inception in 2004. Dr. Mosk currently serves on the Board of Directors of SensaGenomics, Inc., UCLA’s Jonsson Cancer Center Foundation, The University Kidney Disease Research Associates at USC, and on the Executive Committee of the Board of Governors of Cedars-Sinai Medical Center. He previously served on the Board of Directors of Arbios Systems, Inc., the California State University (system-wide) Foundation, The College of Naturopathic Medicine; and on the Board of Advisors of GeoVax, Inc. and Spectrum Laboratories, Inc. He is also a member of the Institutional Review Board (IRB) of Cedars Sinai Medical Center. Dr. Mosk was an Economic Counselor for the eastern European division of Pfizer, Inc. Dr. Mosk was the co-founder, former President, Chief Executive Officer and director of Medco Research, Inc. from approximately 1983 to 1992, when he voluntarily retired from these positions. He rejoined the Board and served again as a director of Medco from approximately 1995 to 1996. Medco was subsequently acquired by King Pharmaceuticals, Inc. Under Dr. Mosk’s leadership, Medco acquired licenses, raised funds, became a public company and developed the first-ever approved and marketed adenosine-based drug in the U.S. Dr. Mosk holds B.S., M.S. and Ph.D. degrees in business administration from The California State University and The California Western University.

Amir Pelleg, Ph.D. Dr. Pelleg has served on a full-time basis as our President, Chief Operating Officer and Chief Scientific Officer and a director since the merger with Duska Scientific. Dr. Pelleg served, on a part-time basis, as President, Chief Scientific Officer, and director of Duska Scientific since its inception in 1996 and as Duska Scientific’s Chief Operating Officer since January 2004. Dr. Pelleg also was a member of Duska Scientific’s Executive Committee of the Board of Directors during 2003. Dr. Pelleg was a Professor of Medicine and Pharmacology at Drexel University College of Medicine, Philadelphia, Pennsylvania from 1992 until 2004, and is currently an Adjunct Professor at that institution. He is an internationally recognized expert on the physiology and pharmacology of ATP and related compounds in general, and their role in the cardiovascular system in particular. His research work has been supported by numerous grants from the National Institutes of Health, American Heart Association and pharmaceutical companies. Dr. Pelleg has published more than 100 peer-reviewed papers, and edited and co-authored three textbooks in this field. He is a member of the editorial boards of The American Journal of Therapeutics and acts as an ad-hoc reviewer for numerous other leading scientific journals. His inventions, covered by patents and pending patent applications, constitute a significant part of our proprietary technology platform. Dr. Pelleg holds a B.Sc. degree in Biology from Tel-Aviv University, M.S. in Bioengineering from the Polytechnic Institute of Brooklyn and a Ph.D. in Human Physiology from Louisiana State University. He was a NIH post-doctoral fellow at the University of Virginia.

Sanford J. Hillsberg. Mr. Hillsberg has served as a director and on a part-time basis as our Secretary since the merger and as a director and Secretary of Duska Scientific since 1999, and served on a part-time basis as a Vice President of Duska Scientific from 1999 through 2003. Mr. Hillsberg was also a member of Duska Scientific’s Executive Committee of the Board of Directors during 2003. He currently is Chairman of the Audit Committee of our Board of Directors. Mr. Hillsberg has been an attorney with Troy & Gould Professional Corporation, a law firm in Los Angeles specializing in corporate and securities laws, since 1976. Troy & Gould has served as our corporate legal counsel since the merger and corporate legal counsel to Duska Scientific since 1999. Mr. Hillsberg is a director of Spectral Molecular Imaging, Inc., a medical optical imaging research and development company, SensaGenomics, Inc., a cancer immunotherapy research and development company, and Tempra Technology Inc., a thermal research and development company, and previously served as a director and Vice President of Medco. Mr. Hillsberg has previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Rudolph Nisi, M.D. Dr. Nisi has served as our Vice Chairman since the merger and as Duska Scientific’s Vice Chairman since 2000 and is Chairman of the Compensation Committee of our Board of Directors. Dr. Nisi is engaged in the private practice of cardiology since 1964, has been Chief of Cardiology at Westchester Square Medical Center for 20 years and a Clinical Professor of Medicine at Cornell University Medical College for four years. Dr. Nisi is a Director of Tempra Technology Inc., and was the Chairman of the Board of Medco.

John N. Kapoor, Ph.D. Dr. Kapoor has served as a director since the merger and as a director of Duska Scientific since 2001. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a venture capital and investment advisory firm headquartered in Lake Forest, Illinois, which he founded in 1990. EJ Financial manages a significant portfolio of securities in the biopharmaceutical and health services industries. Dr. Kapoor has served as Chairman of the Board of Akron, Inc., manufacturer and marketer of diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others, since 1995 and that company’s Interim Chief Executive Officer from March 2001 to December 2002. He also serves as Chairman of the Board of Option Care, Inc. (an infusion services and supplies company), Introgen Therapeutics, Inc. (a gene therapy company) and First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals) and is a director of NeoPharm, Inc. (a biopharmaceutical company) and a number of privately held companies. He holds a Ph.D. in medicinal chemistry from the State University of New York at Buffalo. In April 2002, Akron, Inc. announced that the Securities and Exchange Commission had informed it that the Securities and Exchange Commission planned to bring an enforcement action against Akron, Inc. On September 25, 2003, without admitting or denying the Securities and Exchange Commission’s findings, Akron, Inc. consented to a cease and desist order to resolve this matter.

David Benditt, M.D. Dr. Benditt has served as a director since the merger and as a director of Duska Scientific since 2003. Dr. Benditt has been a Professor of Medicine at the Cardiovascular Division, Department of Medicine, since 1991 and Director of Cardiac Electrophysiology Laboratory and Arrhythmia Service for 25 years, both at the University of Minnesota Medical School, Minneapolis, Minnesota. He is a recognized authority on syncope and cardiac pacing, and serves on the editorial board of several medical professional journals and the medical advisory board of several leading American corporations. Dr. Benditt has published more than 200 peer-reviewed papers, editorials and book chapters and edited, co-edited and co-authored three books. He received his B.Sc. and M.D. degrees from the University of Manitoba, Manitoba, Canada and did his post graduate training at the Department of Medicine, Duke University Medical Center, Durham, N.C.

Jane Kinsel, Ph.D. Dr. Kinsel has served as a director since the merger and as a director of Duska Scientific since 2002. Dr. Kinsel has been Associate Director for Science Policy and Operations at the National Center for Complementary and Alternative Medicine (NCCAM), a component of the National Institutes of Health (NIH), since 2001 and has worked in various capacities with the NIH for the past 25 years. Dr. Kinsel holds a Ph.D. in pharmaceutical chemistry from the University of Kansas and a M.B.A. from the Wharton School of Business of the University of Pennsylvania in Philadelphia.

Mark Reynolds. Mr. Reynolds has served as our Chief Financial Officer since the merger and since mid-2002 Mr. Reynolds has been a financial consultant to biopharmaceutical and biotechnology companies. From 1988 through mid-2002, Mr. Reynolds served as first Controller and later as Chief Financial Officer, Vice President, Finance and Corporate Secretary for CytRx Corporation, a publicly-held biopharmaceutical company. He also has served as CFO/Controller for private companies in the vaccine research, pharmaceutical services and animal health industries. Mr. Reynolds began his career as an auditor with a national auditing firm. He is a licensed certified public accountant and member of the American Society of Certified Public Accountants and is a graduate of the University of Georgia (MACC, BBA).

Marie Sciocchetti. Ms. Sciocchetti has served as our Vice President of Operations since the merger. Since 2001 Ms. Sciocchetti has served first as Duska Scientific’s Director of Operations and then as Duska Scientific’s Vice President of Operations. From 1998 through 2000, she was Director of Services for the Compliance Products Division of McKesson Corporation. Ms. Sciocchetti has extensive experience in operations, fiscal management and new product development in the healthcare field. She has also served as Director of Ambulatory Cardiac Services at Hahnemann University Hospital in Philadelphia. She holds a M.B.A. from St. Joseph’s University in Philadelphia.

Other Key Personnel

Stephen P. Kutalek, M.D. Dr. Kutalek, age 50, has served as Duska Scientific’s Medical Director on a part time basis since 2002. Dr. Kutalek is a Professor of Medicine, Chief of the Cardiovascular Division and Director of the Clinical Cardiac Electrophysiology & Cardiac Pacing at Drexel University College of Medicine. Dr. Kutalek is a member of multiple professional societies, including the American College of Cardiology, the American Heart Association, the North American Society of Pacing and Electrophysiology and the American Federation for Clinical Research. He serves on the editorial board of the Journal of Invasive Cardiac Electrophysiology and acts as an ad hoc reviewer for leading professional journals. Dr. Kutalek has authored and co-authored more than 120 papers published in peer reviewed journals as well as numerous reviews and book chapters. Dr. Kutalek has extensive experience in clinical trials and acts as a consultant for several device manufacturing companies. He holds a BA degree from the Johns Hopkins University and a Doctor of Medicine from New York University School of Medicine.

Duska Scientific also has established a Scientific Advisory Board to assist management in the areas of expertise of the members of the Scientific Advisory Board. The following are the current members of the Scientific Advisory Board and their respective areas of expertise:

Geoffrey Burnstock, Ph.D., D.Sc., (Chairman of our Scientific Advisory Board), Director, Autonomic Neuroscience Institute, Royal Free and University College Medical School, London, England. Area of expertise—Purinergic receptors.

Peter Barnes, M.A., D.M., D.Sc., FRCP, Professor and Head of Thoracic Medicine, Imperial College of London (U.K.). Area of expertise—Pulmonary diseases.

Francesco DiVirgilio, M.D., Professor, Department of Experimental and Diagnostic Medicine, University of Ferrara, Italy. Area of expertise—P2 receptors in immunology.

Daniel Flammang, M.D., Head of Cardiology, Centre Hospitalier d’Angouleme, France. Area of expertise—Uses of ATP in patients with syncope.

Pasquale Patrizio M.D., Professor of Obstetrics and Gynecology, Director, Yale Fertility Center, Yale University, New Haven, Connecticut. Area of expertise—Andrology, human reproduction in general and male infertility in particular.

Edward Schulman, M.D., Professor, Pulmonary and Critical Care Medicine, Drexel University College of Medicine, Philadelphia, Pennsylvania. Area of expertise—Pulmonary disorders, biology of lung mast cells.

Kathryn Szabat, Ph.D., Associate Professor, La Salle University, Philadelphia, Pennsylvania. Area of expertise—Statistics.

Audit Committee

In August 2004, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee is composed of Mr. Hillsberg, Dr. Kapoor and Dr. Kinsel. Each of these individuals is a non-employee director. While each of the members of the Audit Committee has significant knowledge of financial matters, none of the Audit Committee members has been designated as an “audit committee financial expert” as defined under Item 401(h)(2) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Board of Directors adopted a Code of Ethics which covers all of our executive officers and key employees. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of our confidential and proprietary information; engage in transactions in our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that our officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of this company.

All of our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

The code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB. A copy of our Code of Ethics will be furnished to any person upon written request from any such person. Requests should be sent to: Secretary, Duska Therapeutics, Inc., Two Bala Plaza, Suite 300, Bala Cynwyd, Pennsylvania 19004.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2004 were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for services paid in all capacities for the three fiscal years ended December 31, 2004 to Amir Pelleg, Ph.D. (the “Named Executive Officer”). Dr. Pelleg has been the President and Chief Operating Officer and Chief Scientific Officer of both this company and Duska

Scientific since the merger in August 2004, and held the same positions on a part-time basis with Duska Scientific from January 2004 until the merger. Dr. Pelleg was the President and Chief Scientific Officer of Duska Scientific on a part-time basis during 2003 and 2002. The information set forth below includes all compensation paid to the Named Executive Officer by Duska Scientific before the merger. No other executive officers of either this company, Shiprock or Duska Scientific received an annual salary and bonus that collectively exceeded $100,000 during the fiscal year ended December 31, 2004.

Summary Compensation Table

	Annual Compensation								Long-Term Compensation Awards
Name and Principal Position	Year	Salary			Bonus			Other Annual Compensation	Securities Underlying Options (1)
Amir Pelleg, Ph.D. Part-time President, Chief Operating Officer and Chief Scientific Officer	2004 2003 2002	$ $ $	115,000 80,016 78,971	(3)	$ $	20,000 20,000 —	(2) (3)	— — —	300,000 — 225,000

(1)	In February 2004, Duska Scientific issued an option to Dr. Pelleg to purchase 225,000 shares of Duska Scientific common stock at $1.00 per share as consideration for Dr. Pelleg assigning to the company all of his ownership interest in an invention, including a U.S. provisional patent application (see, “Item 12. Certain Relationships and Related Transactions”). The remaining options to purchase 75,000 shares were granted to Dr. Pelleg in his capacity as a director. Options issued to Dr. Pelleg by Duska Scientific were exchanged in the merger for options of this company having the same terms.
(2)	Dr. Pelleg was granted a bonus of $20,000 for services rendered during fiscal year 2004, which was awarded in February 2005 and paid in March 2005.
(3)	$76,682 of Dr. Pelleg’s salary and 100% of his bonus was voluntarily deferred, with all of the deferred salary and a portion of the deferred bonus paid during fiscal year 2004.

During the three years prior to the merger, Tommy J. Gropp was the Chief Executive Officer, President, Chief Financial Officer and Secretary of Shiprock. During the last three years, Shiprock did not pay Mr. Gropp or any other executive officer any salary or bonus, and Mr. Gropp was not granted any options. Accordingly, no information is provided regarding Mr. Gropp or any other former executive officer of Shiprock.

Stock Option Grants

The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2004 by us (including Duska Scientific) to the Named Executive Officer. Shiprock did not grant any options. In the Reorganization, all of these options were assumed by Shiprock and now represent options to purchase shares of our common stock. We have not granted any stock appreciation rights.

Option Grants in Fiscal Year Ended December 31, 2004

	Individual Grants
Name	Number of Shares Underlying Options Granted		% of Total Options Granted to Employees In Fiscal Year	Exercise Price	Market Price on Date of Grant	Expiration Date
Amir Pelleg, Ph.D.	300,000	(1)	29.8%	$1.00	(2)	2/10/11

(1)	In February 2004, Duska Scientific issued an option to Dr. Pelleg to purchase 225,000 shares of Duska Scientific common stock at $1.00 per share as consideration for Dr. Pelleg assigning to the company all of his ownership interest in an invention, including a U.S. provisional patent application (see, “Item 12. Certain Relationships and Related Transactions”). The remaining options to purchase 75,000 shares were granted to Dr. Pelleg in his capacity as a director.
(2)	On the date of grant, the common stock of Duska Scientific was not listed for trading on any securities market. Accordingly, there was no market price on the date of grant.

Aggregate Options

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2004. The options listed below originally represented options to purchase shares of Duska Scientific, a non-public company whose shares were not traded on any market. In the August 2004 merger, these options were exchanged for options to purchase our publicly traded common stock on the same terms as the options originally issued by Duska Scientific. Since the Duska Scientific options now represent options to purchase our shares, the value of these options in the following table is based on the last reported sale for the period through December 31, 2004.

Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 2004

and FY-End Option/SAR Values

Name	Shares Acquired in Exercise	Value Realized	Number of Securities Underlying Unexercised Option/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Option/SARs at FY-End (#) Exercisable/ Unexercisable(1)
Amir Pelleg, Ph.D.	0	—	1,182,000/150,000	$2,027,220/$262,500

(1)	Dollar amounts reflect the net values of outstanding stock options computed as the difference between $2.75 (the last reported sale for the period through December 31, 2004 on the OTC Bulletin Board) and the exercise price of the options.

Employment Agreements

We have entered into an employment agreement with Dr. Amir Pelleg, effective as of September 1, 2004, pursuant to which Dr. Pelleg has agreed to serve as President, Chief Operating Officer and Chief Scientific Officer. The term of the agreement runs until December 31, 2007. Under the employment agreement, Dr. Pelleg is to receive an annual salary of $115,000 until December 31, 2005 and an annual salary of $175,000 thereafter until the end of the agreement. Under the agreement, Dr. Pelleg is to receive a bonus of at least $20,000 on December 31, 2004 and an annual bonus each year thereafter as determined by our Board of Directors and based on the company meeting certain milestones for 2004 and subsequent years that will be established by our Board of Directors. Dr. Pelleg is eligible to receive stock options as determined by our Board of Directors. We agreed to maintain life insurance for Dr. Pelleg and key man life insurance for our benefit. We agreed to indemnify Dr. Pelleg for all claims arising out of performance of Dr. Pelleg’s duties as President, Chief Operating Officer and Chief Scientific Officer, other than those arising out of a breach of the agreement by Dr. Pelleg or Dr. Pelleg’s gross negligence or willful misconduct. Dr. Pelleg may terminate the agreement at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Pelleg’s disability and for “cause,” as defined in the agreement. We may also terminate the agreement without cause in the event we are unable to raise at least $3.5 million in net proceeds from any combination of equity or debt financing or government grants by September 1, 2005, in which event all of Dr. Pelleg’s options to purchase shares of our common stock shall vest upon such termination. Although Dr. Pelleg is required to work full-time for us, he may continue to serve as an Adjunct Professor at Drexel University College of Medicine, provided that his affiliation with Drexel does not interfere with his performance under the employment agreement.

On February 16, 2004, Duska Scientific entered into an employment agreement with Mark Reynolds pursuant to which Mr. Reynolds agreed to serve as our Chief Financial Officer on a part time basis following completion of the Duska Scientific merger. The agreement may be terminated by us or by Mr. Reynolds on at least 30 days written notice. Under the employment agreement, Mr. Reynolds is to receive an annual salary of $30,000. Mr. Reynolds may from time to time provide additional services to us for additional compensation based on the same rate as provided in his employment agreement. Mr. Reynolds is eligible to receive an annual bonus each year as determined by our Board of Directors. In connection with his employment, Mr. Reynolds was awarded a stock option upon commencement of his employment to purchase 60,000 shares of common stock at an exercise price of $1.00 per share. The option vests and becomes exercisable at the rate of 5,000 shares per month.

Dr. Mosk currently receives a monthly retainer at the annualized rate of $70,000 as compensation for his services as our Non-Executive Chairman of the Board of Directors. Dr. Mosk’s services are provided to us by Technomedics Management & Systems, Inc. of which Dr. Mosk is the controlling stockholder. He was elected by the Board of Directors to serve as the Non-Executive Chairman and intends to continue in this position if re-elected by the Board of Directors at the next annual stockholders meeting. Dr. Mosk’s services for us may also include from time to time specific projects that he agrees to perform at the request of the Board of Directors. Dr. Mosk may terminate his services at any time upon 30 days notice. In consideration for agreeing to provide the foregoing services, we agreed that, following the termination of his services for any reason other than for cause, all of the options that Dr. Mosk currently owns will remain in effect and will continue to be exercisable until the original expiration date of those options. We have agreed that he may provide consulting or other services to other companies, for compensation, and that such services will not be deemed to be a breach of any fiduciary duty or a taking of a corporate opportunity of ours if such activities do not directly involve products or potential products based on P2 receptors or ATP or ATP analogues or derivatives We have agreed to indemnify Dr. Mosk for all claims arising out of his performance of his duties as Non-Executive Chairman, other than those arising out of Dr. Mosk’s willful misconduct.

Mr. Hillsberg currently receives a monthly retainer at the annualized rate of $25,000 as compensation for his services as our corporate Secretary. He was elected by the Board of Directors to serve as the corporate Secretary and intends to continue in this position if re-elected by the Board of Directors at the next regular annual stockholders meeting. In consideration for agreeing to provide the foregoing services, we agreed that, following the termination of his services for any reason other than for cause, all of the options that Mr. Hillsberg currently owns will remain in effect and will continue to be exercisable until the original expiration date of those options. We have also agreed that Mr. Hillsberg may provide consulting or other services to other companies, for compensation, and that such services will not be deemed to be a breach of any fiduciary duty or a taking of a corporate opportunity of ours if such activities do not directly involve products or potential products based on P2 receptors or ATP or ATP analogues or derivatives. We have also agreed to indemnify Mr. Hillsberg for all claims arising out of his performance of his duties as corporate Secretary, other than those arising out of Mr. Hillsberg’s willful misconduct.

Compensation of Board of Directors

During the fiscal year ended December 31, 2004, neither Shiprock nor Duska Scientific paid its directors any cash compensation for serving on the Board of Directors. Duska Scientific did, however, grant each of its directors (except Dr. Benditt) options to purchase 75,000 shares of common stock in February 2004. Dr. Benditt, who became a director in 2004, received options to purchase 105,000 shares of common stock. All of the foregoing options granted to the directors have a seven-year term and an exercise price of $1.00 per share. In February 2005 we also compensated our directors by granting to each of the four non-officer directors five-year options to purchase 20,000 shares at an exercise price of $2.20 per share, and by granting to each of the three directors who also serves as an officer (Messrs. Pelleg, Mosk and Hillsberg) five-year options to purchase 40,000 shares at an exercise price of $2.20 per share. In addition, the directors are reimbursed for travel expenses to attend the Board of Director meetings.

Stock Option Plan

We have adopted an equity incentive plan, the 2004 Equity Incentive Plan, pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 6,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The plan was adopted prior to the consummation of the merger with Duska Scientific so as to enable us to issue in connection with the merger options to purchase our common stock in exchange for all of the stock options that were outstanding under Duska Scientific’s option plan. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2004 Equity Incentive Plan is administered by our Board of Directors or a committee of the Board of Directors, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2004 Equity Incentive Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). Non-qualified stock options may be granted under the plan at an exercise price established by the administrator at the time of grant. The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

The plan also permits the committee to grant freestanding stock appreciation rights or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise (although we may agree to pay the benefit in cash or a combination of cash and stock).

The plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions. The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by the committee.

Unless otherwise determined by the committee, awards granted under the 2004 Equity Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

The 2004 Equity Incentive Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) the committee shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of the Company; (ii) a merger or consolidation of the Company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of the Company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the Company by one person or by more than one person acting in concert.

The committee may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

We currently have outstanding options under our 2004 Equity Incentive Plan to purchase approximately 5,015,000 shares of our common stock at a weighted- average exercise price of approximately $1.04 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2005 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 24, 2005 there were 19,627,801 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
Manfred Mosk, Ph.D.	4,708,036	(3)	22.7%
Amir Pelleg, Ph.D.	5,187,036	(4)	24.9%
Sanford J. Hillsberg	4,184,800	(5)	20.7%
John N. Kapoor, Ph.D.	5,623,864	(6)	23.6%
Rudolph Nisi, M.D.	526,836	(7)	2.6%
David Benditt, M.D.	105,000	(8)	*
Jane Kinsel, Ph.D.	120,000	(8)	*
All executive officers and directors as a group (9 persons)	20,620,572	(9)	74.7%

*	Less than 1%.

(1)	The address of each of the persons shown is c/o Duska Therapeutics, Inc., Two Bala Plaza, Suite 300, Bala Cynwyd, Pennsylvania 19004.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	Includes 85,836 shares, including 27,918 shares subject to warrants, owned of record by Technomedics Management & Systems, Inc., of which Dr. Mosk is the controlling stockholder. Also includes an additional 1,107,000 shares subject to options.
(4)	Includes 1,209,918 shares subject to warrants and options.
(5)	Includes 49,200 shares owned of record by the Hillsberg Family Trust, of which Mr. Hillsberg is a co-trustee. Also includes 582,000 shares subject to options. Excludes 301,836 shares, including 267,918 shares subject to options and warrants, owned beneficially by Troy & Gould Professional Corporation, of which Mr. Hillsberg is a member and shareholder.
(6)	With the exception of 120,000 shares subject to options held by Dr. Kapoor, all of the shares shown are held by Mr. Kapoor’s trust, of which Mr. Kapoor is trustee. Includes 4,095,815 shares subject to warrants.
(7)	Includes 444,918 shares subject to warrants and options.
(8)	All of the shares shown are subject to options.
(9)	Includes 7,967,569 shares subject to warrants and options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Dr. Manfred Mosk is our non-executive Chairman of the Board. He is the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc. has provided the consulting services of Dr. Mosk to Duska Scientific since 1999. Dr. Mosk has served as the Chairman of Duska Scientific since 1999, as the part-time interim Chief Executive Officer of Duska Scientific during 2003, and as the non-executive Chairman of Duska Scientific during 2004. During 2003, Technomedics Management & Systems, Inc., earned a salary and bonus of $175,000 (of which only $4,792 was paid in 2003 and $140,208 was paid in 2004) for the services Dr. Mosk rendered as our interim part-time Chief Executive Officer. During 2004, Technomedics Management & Systems, Inc., earned and was paid $70,000 for the services Dr. Mosk rendered as Non-Executive Chairman of the Board. Currently, Technomedics Management & Systems, Inc. earns $70,000 annual compensation for the services Dr. Mosk provides as Non-Executive Chairman of the Board. As of December 31, 2004, remaining amounts owed by us to Technomedics Management & Systems, Inc. during 2003 totaled $30,000.

Sanford J. Hillsberg is our corporate Secretary and one of our directors as well as a member and shareholder of Troy & Gould Professional Corporation. Troy & Gould has been Duska Scientific’s corporate law firm since 1999 and our corporate law firm since the merger. Troy & Gould Professional Corporation, beneficially owns 301,836 shares of our common stock. Potential conflicts of interest could arise for either Mr. Hillsberg or Troy & Gould Professional Corporation in the performance of their services to us as a result of their ownership interests in our securities or Mr. Hillsberg’s positions as one of our officers and directors. During fiscal years 2003 and 2004, we paid Troy & Gould $33,472 and $153,893, respectively, for legal services rendered to us. Mr. Hillsberg served as a Vice President and Secretary of Duska Scientific during 2002 through 2004 and currently continues to serve as our corporate Secretary. During 2003, Mr. Hillsberg earned a salary and bonus of $60,000 (of which only $2,080 was paid in 2003 and $52,920 was paid in 2004) for the services he rendered as our Vice President and corporate Secretary. During 2004, Mr. Hillsberg earned and was paid $25,000 for the services he rendered as our corporate Secretary. Currently, Mr. Hillsberg earns an annual salary of $25,000 for his services as corporate Secretary. As of December 31, 2004, remaining amounts owed by us to Mr. Hillsberg during 2003 totaled $5,000.

Mr. Gropp served as our Chief Executive Officer, President, Chief Financial Officer and Secretary during the three years prior to the merger. Until the merger, Michael Artis was one of our principal stockholders. In connection with the merger, we agreed to register the 820,000 shares of our common stock held by Tommy J. Gropp and Michael Artis.

Pursuant to a License and Assignment Agreement dated as of November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman assigned and licensed certain intellectual property that is the basis for ATPace™, Vagonixen™ and Primastrene.™ In consideration for this assignment and license, Duska Scientific issued 240,000 shares of its common stock to Dr. Pelleg and 240,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals a percentage royalty of the net sales of products by Duska Scientific based on the intellectual property assigned and licensed. Please see “Business—Intellectual Property.” In February 2004, Duska Scientific issued a seven-year option to Dr. Pelleg under the company’s 2000 Stock Option Plan to purchase 225,000 shares of Duska Scientific common stock at $1.00 per share pursuant to the terms of an Assignment Agreement under which Dr. Pelleg assigned all of his ownership interest in an invention, including a U.S. provisional patent application, covering methods of modulating cough for therapeutic or diagnostic purposes. The option vested as to 75,000 shares upon grant, with the remaining options to vest upon the issuance of a U.S. patent with claims at least as broad as those specified in the Assignment Agreement.

Pursuant to a License Agreement dated as of November 15, 1999, Dr. Francesco DiVirgilio and Dr. Carlo Foresta licensed to Duska Scientific certain intellectual property that is the basis for ATPotent™ In consideration for this license, Duska Scientific issued 115,200 shares of its common stock to Dr. DiVirgilio and 115,200 shares of its common stock to Dr. Foresta. Duska Scientific also agreed to pay each of these individuals a percentage royalty of the net sales of products by Duska Scientific based on the licensed intellectual property. Please see “Business—Intellectual Property.”

Dr. John Kapoor is a director of this company. In October 2002, the John N. Kapoor Trust purchased for $300,000 in a private placement made by Duska Scientific to accredited investors (i) a $300,000 principal amount Duska Scientific three-year promissory note convertible into 288,000 shares of Duska Scientific common stock and (ii) a five-year warrant to purchase 576,000 shares of Duska Scientific common stock at $1.04 per share. In March 2004, the John N. Kapoor Trust converted the entire $300,000 note and $33,140 of accrued interest on the note into 319,815 shares of Duska Scientific common stock and, in consideration of the early conversion of the note, received an additional five-year warrant to purchase 319,815 shares of Duska Scientific common stock at $1.00 per share. In August 2004, the John N. Kapoor Trust purchased $500,000 of units in a private placement made to accredited investors by Duska Scientific, the units consisting of a total of 500,000 shares of Duska Scientific common stock and three-year warrants to purchase a total of 500,000 shares of Duska Scientific common stock at $2.50 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See Exhibit Index attached to this Annual Report.

(b)	Reports on Form 8-K

On October 29, 2004 the Company filed an Amended Current Report on Form 8-K/A which contained the financial statements and pro forma financial information required to be filed in connection with the acquisition of Duska Scientific Co., previously reported on a Form 8-K filed on August 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As stated in Item 8 above, Beckstead and Watts, LLP. audited the financial statements of our company during the fiscal years ended December 31, 2003 and 2002. On September 1, 2004, our board of directors replaced Beckstead and Watts, LLP as this company’s auditors and engaged Stonefield Josephson, Inc. as our independent accountants to audit our financial statements for the year ending December 31, 2004. See, “Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.”

Audit Fees: The aggregate fees we paid Beckstead and Watts, LLP during the fiscal years ended December 31, 2004 and December 31, 2003 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB were $-0- and $5,000, respectively. The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2004 and December 31, 2003 for professional services for the audit of the financial statements of Duska Scientific Co. and the review of financial statements included in our Forms 10-QSB were $17,088 and $10,413, respectively.

Audit-Related Fees: Beckstead and Watts, LLP did not provide, and was not paid any fees for audit-related services in the fiscal years ended December 31, 2004 and 2003. The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2004 and December 31, 2003 for audit-related services to us and to Duska Scientific Co. were $29,212 and $1,700, respectively.

Tax Fees: Neither Beckstead and Watts, LLP nor Stonefield Josephson, Inc. provided, billed or was paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2004 and December 31, 2003.

All Other Fees. Neither Beckstead and Watts, LLP nor Stonefield Josephson, Inc. provided, billed or was paid any fees for, any other services in the fiscal years ended December 31, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSKA THERAPEUTICS, INC.

Date: March 30, 2005	By:	/s/ AMIR PELLEG, PH. D
Amir Pelleg, Ph.D President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ AMIR PELLEG, PH. D Amir Pelleg, Ph.D	President (principal executive officer) and Chief Operating Officer and Director	March 30, 2005

/s/ MANFRED MOSK, PH.D. Manfred Mosk, Ph.D.	Non-Executive Chairman of the Board	March 30, 2005

/s/ MARK REYNOLDS Mark Reynolds	Chief Financial Officer (principal financial and accounting officer)	March 30, 2005

/s/ SANFORD J. HILLSBERG Sanford J. Hillsberg	Director	March 30, 2005

/s/ RUDOLPH NISI, M.D. Rudolph Nisi, M.D.	Director	March 30, 2005

/s/ JOHN N. KAPOOR, PH.D. John N. Kapoor, Ph.D.	Director	March 30, 2005

/s/ DAVID BENDITT, M.D. David Benditt, M.D.	Director	March 30, 2005

/s/ JANE KINSEL, PH.D. Jane Kinsel, Ph.D.	Director	March 30, 2005

INDEX TO FINANCIAL STATEMENTS

INDEX TO AUDITED

FINANCIAL STATEMENTS FOR

DUSKA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Duska Therapeutics, Inc.

Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheet of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended and for the period from inception on February 9, 1996 to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended and from inception on February 9, 1996 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 19, 2005

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,422,775
Prepaid expenses & other current assets	92,367

Total current assets	2,515,142

Property and equipment, net	2,799

Other assets:
Patents	63,963
Deposits	3,150

Total other assets	67,113

Total assets	$2,585,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$364,703
Accrued officers’ salaries	70,000

Total current liabilities	434,703

Commitments

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,127,801 shares issued and outstanding	19,128
Additional paid-in capital	5,796,290
Deficit accumulated during the development stage	(3,665,067)

Total stockholders’ equity	2,150,351

Total liabilities and stockholders’ equity	$2,585,054

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		From Inception on February 9, 1996 to December 31, 2004
	2004	2003
Revenues	$—	$—	$—

Operating expenses:
Research and development	465,580	281,045	1,503,989
General and administrative	915,579	471,876	1,941,469

	1,381,159	752,921	3,445,458

Loss from operations	(1,381,159)	(752,921)	(3,445,458)

Other income (expense)
Interest income	18,293	2,810	26,763
Interest expense	(197,969)	(48,403)	(246,372)

	(179,676)	(45,593)	(219,609)

Net loss	$(1,560,835)	$(798,514)	$(3,665,067)

Net loss per share (basic and diluted)	$(0.10)	$(0.06)	$(0.28)
Weighted average of shares outstanding (basic and diluted)	15,647,802	13,257,000	13,269,399

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	3,789,600	3,790	26,892	—	30,682
Issuance of stock for cash in October 1999	7,500,000	7,500	17,500	—	25,000
Issuance of common stock for patents and licenses in November 1999	230,400	230	538	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	480,000	480	13,611	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	12,000,000	12,000	58,541	(50,222)	20,319
Issuance of stock for cash in June 2000	168,000	168	174,832	—	175,000
Issuance of stock for cash in October 2000	105,000	105	174,895	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	12,273,000	12,273	408,268	(96,727)	323,814
Issuance of stock for cash in November 2001	984,000	984	1,002,328	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	13,257,000	13,257	1,410,596	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	13,257,000	13,257	1,410,596	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	$19,128	$5,796,290	$(3,665,067)	$2,150,351

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		From Inception on February 9, 1996 to December 31, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(1,560,835)	$(798,514)	$(3,665,067)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	915	1,539	6,203
Issuance of common stock for services	—	—	30,682
Issuance of warrants for services	43,683	—	43,683
Warrant issuance costs associated with conversion of convertible notes payable	190,846	—	190,846
Changes in assets and liabilities
Prepaid expense & other current assets	(87,911)	(3,456)	(92,367)
Deposits	(1,651)	—	(3,150)
Accounts payable and accrued expenses	307,534	36,575	364,703
Accrued officers’ salaries	(164,811)	234,811	70,000
Accrued interest payable	7,123	48,403	55,526

Total adjustments	295,728	317,872	666,126

Net cash used in operating activities	(1,265,107)	(480,642)	(2,998,941)

Cash flows from investing activities:
Capital expenditures	(1,790)	—	(9,002)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(1,790)	—	(58,106)

Cash flows from financing activities:
Net proceeds from sale of common stock	3,601,510	—	4,979,822
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	3,601,510	—	5,479,822

Net increase (decrease) in cash and cash equivalents	2,334,613	(480,642)	2,422,775
Cash and cash equivalents at beginning of period	88,162	568,804	—

Cash and cash equivalents at end of period	$2,422,775	$88,162	$2,422,775

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$624	$1,825	$3911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$—	$—	$30,682
Issuance of common stock for patents and licenses	$—	$—	$14,859
Issuance of warrants for services	$43,683	$—	$43,683
Conversion of convertible notes payable and accrued interest into common stock	$555,526	$—	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003, and Period

From Inception on February 9, 1996 to December 31, 2004

1. Description of Company and Nature of Business

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania. Through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”), Duska Therapeutics focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate, or ATP, and ATP related receptors. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors, or P2R. The pharmacological activation of P2R by so-called agonists, and the inhibition of P2R by so-called antagonists, have recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. In connection with the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than Duska Scientific’s business of developing new products for the diagnosis or treatment of human diseases.

2. Summary of Significant Accounting Policies

Development Stage Enterprise – The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to research and development. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – Unless otherwise indicated, the carrying value of financial instruments as reported in the balance sheet approximate their fair values.

Cash and Cash Equivalents – For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Cash Concentration – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment – Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals, and betterments are capitalized. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

Patents and Patent Application Costs – The Company’s patent costs consist of the expenditures for purchasing the patents and related legal fees. The Company will amortize patents using the straight-line method over the period of estimated benefit, starting when the patents first begin producing revenue. There has been no amortization expense charged, as the patents have not yet produced revenue. The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the patents. Impairment of the assets is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible assets. If the events or circumstances indicate that the remaining balance of the assets may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the assets and the fair value of such assets, determined using the estimated future discounted cash flows generated.

Research and Development – Research and development costs related to future and present products are charged to expense as incurred.

Comprehensive Loss – For the years ended December 31, 2004 and 2003, and for the period from inception on February 9, 1996 to December 31, 2004, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

Restatement for Stock Split – All amounts in the accompanying financial statements have been restated to give effect to the 3-for-1 stock split described in Note 5.

Net Loss Per Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 21,987,551 and 7,722,000 shares at December 31, 2004 and 2003, respectively.

Income Taxes – Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in

Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant

If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share for years ended December 31, 2004 and 2003 would have been as follows:

	2004	2003
Net loss, as reported	$(1,560,835)	$(798,514)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(398,286)	(27,479)

Pro forma net loss	$(1,959,121)	$(825,993)

Basic and diluted loss per common share:
As reported	$(0.10)	$(0.06)
Pro forma	$(0.13)	$(0.06)

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model:

	2004	2003
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.7%	5.0%
Expected life of option	6.8 years	7 years

New Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the entity has not issued financial statements reporting such variable interest entities in accordance with FIN 46.

In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN-46R”), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN 46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN 46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN 46, it also incorporates many FASB Staff Positions previously issued by the FASB. The adoption of FIN-46R did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in such transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in such transactions.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which replaces the previously issued SFAS No. 132. The revised SFAS No. 132 increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised SFAS No. 132 requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB

Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is a small business issuer and will therefore apply Statement 123(R) effective January 1, 2005. The Company has not yet evaluated the impact of the adoption of SFAS 123(R), or whether the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

3. Property and Equipment

Property and equipment at December 31 consist of the following:

	2004	2003
Computer equipment	$6,607	$4,817
Furniture and equipment	2,395	2,395

	9,002	7,212
Less accumulated depreciation	(6,203)	(5,288)

	$2,799	$1,924

Depreciation expense amounted to $915 and $1,539 for the years ended December 31, 2004 and 2003, respectively. Depreciation expense for the period from inception on February 9, 1996 to December 31, 2004 amounted to $6,203.

4. Convertible Notes Payable

In October and November 2002, Duska Scientific issued convertible subordinated notes for total offering proceeds of $500,000 in cash. The notes were convertible, at the option of the holders of the notes, into 480,000 shares of the Company’s common stock at $1.04 per share at any time prior to the maturity date and were payable, including interest at 8% per annum, 18 months after issuance. The notes also included warrants to purchase 960,000 shares of the Company’s common stock at $1.04 per share. No value was separately assigned to the warrants, as the amounts calculated per a Black Scholes valuation model were immaterial.

On March 5, 2004, the convertible note payable holders converted $500,000 in convertible notes payable and $55,526 in accrued interest into 533,301 shares of the Company’s common stock and warrants to purchase 533,301 shares of the Company’s common stock at $1.00 per share. The warrants expire in March 2009, and can be exercised at any time. In connection with the issuance of the warrants, the Company recognized interest expense amounting to $190,846.

5. Stockholders’ Equity

The information included in this Note 5 is with respect to equity transactions by Duska Scientific prior to the Reorganization and is with respect to the Company commencing with the Reorganization.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Common Stock – Restatement for Stock Splits, Dividends and Recapitalization

All amounts in the Company’s financial statements and footnotes have been retroactively restated to give effect to the following:

•	a 1000:1 stock split in June 2000

•	a 300% stock split up effected in the form of a dividend in October 2001

•	a 3:1 stock split in August 2004

•	a recapitalization in August 2004, resulting in the par value of common stock changing from $.01 per share to $.001 per share

Common Stock Transactions

In October 1999, the Company issued 3,789,600 shares of its common stock for services valued at $30,682.

In October 1999, the Company issued 7,500,000 shares of its common stock for $25,000 in cash.

In November 1999, the Company issued 710,400 shares of its common stock for $14,859 in patents and licenses.

In June 2000, the Company issued 168,000 shares of its common stock for $175,000 in cash.

In October 2000, the Company issued 105,000 shares of its common stock for $175,000 in cash.

In November 2001, the Company issued 984,000 shares of its common stock and warrants to purchase 2,700,000 shares of common stock at exercise prices ranging from $1.04 to $2.00 per share in exchange for $1,003,312 in cash. The warrants expire in October 2006.

In March 2004, the Company issued 533,301 shares of its common stock and warrants to purchase 53,301 shares of common stock in exchange for cancellation of outstanding convertible notes payable. The warrants expire in March 2009 and have an exercise price of $1.00 per share (See Note 4).

In March and April 2004, the Company sold 270,000 units at $1.00 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase an additional two shares of common stock at $2.50 per share. The warrants expire in March 2009.

During May, June and July 2004, the Company received subscriptions for 3,667,500 units at $1.00 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase an additional share of common stock at $2.50 per share. The units were issued in August 2004 prior to the Reorganization.

In August 2004, in connection with the Reorganization (see Note 1), the Company issued 17,727,801 shares of its common stock to the holders of Duska Scientific’s capital stock in exchange for all of the 17,727,801 shares of Duska Scientific common stock outstanding on the date of the Reorganization. In addition, outstanding common stock purchase warrants and stock options to purchase a total of 13,441,301 shares of Duska Scientific’s common stock were cancelled in exchange for warrants and stock options to purchase the same number of shares of the Company’s common stock at the same exercise prices and otherwise on the same terms as the Duska Scientific stock options and warrants that were cancelled.

As more fully described in Note 7, in November 2004 the Company issued to designees of Cato Research Ltd. (“Cato”) 500,000 shares of its common stock and warrants to purchase 500,000 shares of its common stock at $2.50 per share pursuant to an agreement whereby Cato is providing certain services. The warrants expire in August 2007. As of December 31, 2004, all of such shares and warrants were held in escrow by the Company pending receipt of invoices for services performed by Cato (see Note 7) and such shares are not included in the financial statements as outstanding as of December 31, 2004. In addition, as additional compensation for Cato, in November 2004 the Company issued to Cato’s designees additional warrants to purchase a total of 99,000 shares of its common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; the Company recorded an expense of $43,683 in 2004 associated with the issuance of these warrants.

Stock Option Plan

In 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan for the grant of qualified incentive stock options (ISO) and non-qualified stock options. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 6,000,000 shares are reserved for issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2004 and 2003 is shown below.

	Number of Options		Weighted Average Exercise Price
	2004	2003	2004	2003
Outstanding – beginning of year	4,062,000	3,972,000	$1.04	$1.04
Granted	1,055,000	90,000	1.02	1.04
Exercised	—	—	—	—
Cancelled	(102,000)	—	1.04	—
Expired	—	—	—	—

Outstanding – end of year	5,015,000	4,062,000	$1.04	$1.04

Exercisable – end of year	4,825,000	4,039,500	$1.04	$1.04

Weighted average fair value of options granted during the year	$0.40	$0.92

The following table summarizes additional information concerning the Company’s stock options outstanding and exercisable as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.00 – 2.00	5,015,000	4.1	$1.04	4,825,000	$1.04

Warrants Outstanding

As of December 31, 2004, warrants to purchase 9,250,551 shares of common stock at prices ranging from $1.00 to $2.50 were outstanding. As of December 31, 2004, 8,750,551 of such warrants were exercisable and expire at various dates through 2009.

6 Income Taxes

For income tax purposes, the Company and its subsidiary have an aggregate of $3,644,045 of net operating loss carryforwards available to offset against future federal taxable income, subject to certain limitations. Such losses begin to expire in 2019. State income tax loss carryforwards start to expire in the year 2009.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$1,456,104	$809,255
Depreciation and other	28,217	—

Total deferred tax assets	1,484,321	809,255

Deferred tax liabilities:
Prepaid expenses	35,515	—

Total deferred tax liabilities	35,515	—

Net deferred tax assets	1,448,806	809,255
Valuation allowance	(1,448,806)	(809,255)

	$—	$—

The Company’s net deferred tax asset is fully offset by a valuation allowance. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	34.0%
Current year losses	(34.0)

Effective income tax rate	0.0%

7. Commitments

Leases – The Company leases the office used for its operations under a lease agreement on a month-to-month basis. As of December 31, 2004, monthly rent expense amounted to $2,200. Rent expense amounted to $16,109, $12,000 and $42,012 for the years ended December 31, 2004 and 2003, and for the period from inception on February 9, 1996 to December 31, 2004, respectively.

Clinical Research Agreement – In February 2004, the Company entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, the Company and Cato agreed that up to $500,000 of the compensation due to Cato for its services would be paid by the Company issuing to Cato (or its designees) 500,000 units of the Company’s securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007.

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of December 31, 2004, the Company had not received any invoices from Cato, but estimates that $274,048 had been earned by Cato pursuant to the Cato Agreement, of which $109,619 is expected to be paid through the release of 109,619 Cato Units from escrow.

In addition, as additional compensation for Cato, in November 2004 the Company issued, to Cato’s designees, additional warrants to purchase a total of 99,000 shares of common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; accordingly, the Company recognized expense of $43,683 for the warrants, based on the value as calculated in a Black-Scholes valuation model.

8. Related Party Transactions

Sanford J. Hillsberg is the Company’s corporate Secretary and a member of its Board of Directors as well as a member and shareholder of Troy & Gould Professional Corporation. Troy & Gould is the Company’s corporate law firm. During 2004 and 2003, the Company paid Troy & Gould $153,893 and $33,472, respectively, for legal services. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and currently continues to serve as its corporate Secretary. During 2003, Mr. Hillsberg earned a salary and bonus of $60,000 (of which only $2,080 was paid in 2003 and $52,920 was paid in 2004) for the services he rendered as the Company’s Vice President and corporate Secretary. During 2004, Mr. Hillsberg earned and was paid $25,000 for the services he rendered as corporate Secretary. Currently, Mr. Hillsberg earns an annual salary of $25,000 for his services as corporate Secretary. As of December 31, 2004, remaining amounts owed to Mr. Hillsberg for services rendered during 2003 totaled $5,000.

Dr. Manfred Mosk is the Company’s non-executive Chairman of the Board as well as the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc. provides the consulting services of Dr. Mosk to the Company. Dr. Mosk has served as the Chairman of the Company since 1999, as the part-time interim Chief Executive Officer during 2003, and as the non-executive Chairman during 2004. During 2003, Technomedics Management & Systems, Inc., earned a salary and bonus of $175,000 (of which only $4,792 was paid in 2003 and $140,208 was paid in 2004) for the services Dr. Mosk rendered as interim part-time Chief Executive Officer. During 2004, Technomedics Management & Systems, Inc., earned and was paid $70,000 for the services Dr. Mosk rendered as non-executive Chairman of the Board. Currently, Technomedics Management & Systems, Inc. earns $70,000 annual compensation for the services Dr. Mosk provides as non-executive Chairman of the Board. As of December 31, 2004, remaining amounts owed to Technomedics Management & Systems, Inc. for services rendered during 2003 totaled $30,000.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated as of February 2, 2003, by and among Shiprock, Inc., Shiprock Subsidiary, Inc., Tommy J. Gropp and Duska Scientific Co. (1)

2.2	Amendment to Agreement and Plan of Reorganization, dated as of June 30, 2004, by and among Shiprock, Inc., Shiprock Subsidiary, Inc., Tommy J. Gropp, Michael Artis and Duska Scientific Co. (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	Amended and Restated Bylaws (4)

4.1	Form of Common Stock certificate (5)

10.1	Form of Warrant, dated August 30, 2004, for the purchase of common stock issued to the purchasers of the units in Duska Scientific’s August 2004 private placement exchanged for warrants of Duska Therapeutics (4)

10.2	Form of Warrant, dated August 30, 2004 for the purchase of common stock issued to the purchasers of the units in Duska Scientific’s April 2004 private placement exchanged for warrants of Duska Therapeutics (5)

10.3	Amended and Restated Strategic Master Services Agreement effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd., and letter amendment effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd. (5)

10.4	Agreement, dated April 30, 2004, between Duska Scientific Co. and CooperSurgical Inc. (5)

10.5	Collaboration Agreement, dated April 22, 2003, between Duska Scientific Co. and Medtronic, Inc. (5)

10.6	2004 Equity Incentive Plan (5)

10.7	Agreement, dated September 1, 2004, between Duska Therapeutics, Inc. and Amir Pelleg, Ph.D.(5)

10.8	Agreement, dated February 16, 2004, between Duska Scientific Co. and Mark Reynolds (5)

10.9	Lease and Service Agreement, dated November 27, 2001, between Duska Scientific Co. and American Executive Centers, Inc. and extensions thereof. (5)

10.10	License and Assignment Agreement, dated November 15, 1999, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman (5)

10.11	License Agreement dated as of November 15, 1999, among Duska Scientific Co., Dr. Francesco DiVirgilio and Dr. Carlo Foresta (5)

10.12	Development and Assignment Agreement, dated as of August 23, 2003 among Duska Scientific Co., Dr. Francesco DiVirgilio, Dr. Davide Ferrari and Dr. Roberto Baricodi (5)

10.13	Assignment Agreement, dated as of December 18, 2003, between Duska Scientific Co. and Dr. Amir Pelleg (5)

10.14	Assignment, dated as of December 14, 2001, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman (5)

10.15	“A” Warrant to purchase common stock issued to the John N. Kapoor Trust (5)

10.16	“B” Warrant to purchase common issued to the John N. Kapoor Trust (5)

10.17	Option issued to Triax Capital Management, Inc. on August 23, 2004 (5)

10.18	Form of Registration Rights Agreement (5)

10.19	Form of Warrant for the purchase of common stock issued to the purchasers of the units in Duska Scientific’s 2002 private placement exchanged for warrants of Duska Therapeutics (5)

10.20	Form of Warrant for the purchase of common stock issued to the placement agents for Duska Scientific’s bridge financing exchanged for warrants of Duska Therapeutics (5)

10.21	Form of Warrant for the purchase of common stock issued to the placement agents for Duska Scientific’s August 2004 private placement exchanged for warrants of Duska Therapeutics (5)

10.22	Form of Warrant for the purchase of common stock issued to affiliates of Cato Holding Company (5)

10.23	Form of Warrant for the purchase of common stock issued to Cato Holding Company and affiliates (5)

10.24	Form of Warrant for the purchase of common stock issued in Duska Scientific’s 2004 note conversion exchanged for warrants of Duska Therapeutics (5)

10.25	Form of Agreement entered into between Duska Scientific Co. and Sanford J. Hillsberg effective September 1, 2004 (6)

10.26	Form of Agreement entered into between Duska Scientific Co. and Technomedics Management & Systems, Inc. effective September 1, 2004 (6)

10.27	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan (6)

10.28	Form of Non-Qualified Stock Option Agreement under 2004 Equity Incentive Plan (6)

14.1	Code of Ethics (5)

16.1	Letter on Change in Certifying Accountant (4)

21.1	List of Subsidiaries (5)

24.1	Power of Attorney (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s definitive Information Statement on Schedule 14-C filed with the Securities and Exchange Commission on July 28, 2004.
(2)	Previously filed as an exhibit to the Company’s Report on Form 10-SB on July 26, 2001, which exhibit is hereby incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on August 26, 2004, which exhibit is hereby incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on September 3, 2004, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s to its Registration Statement on Form SB-2 on November 19, 2004, which exhibit is hereby incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Amendment No. 1 to its Registration Statement on Form SB-2 on February 10, 2005, which exhibit is hereby incorporated herein by reference.