Form 10QSB
period 2005-03-31
DUSKA THERAPEUTICS, INC.
filed 2005-05-16
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of May 12, 2005: 19,627,801

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,918,753	$2,422,775
Prepaid expenses & other current assets	63,913	92,367

Total current assets	1,982,666	2,515,142

Property and equipment, net	3,208	2,799

Other assets:
Patents	63,963	63,963
Deposits	3,150	3,150

Total other assets	67,113	67,113

Total assets	$2,052,987	$2,585,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$193,462	$364,703
Accrued officers’ salaries	23,750	70,000

Total current liabilities	217,212	434,703
Commitments

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,260,847 and 19,127,801 shares outstanding at March 31, 2005 and December 31, 2004	19,261	19,128
Additional paid-in capital	5,929,203	5,796,290
Deficit accumulated during the development stage	(4,112,689)	(3,665,067)

Total stockholders’ equity	1,835,775	2,150,351

Total liabilities and stockholders’ equity	$2,052,987	$2,585,054

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		From Inception on February 9, 1996 to March 31, 2005
	2005	2004
Revenues	$—	$—	$—

Operating expenses:
Research and development	245,126	93,659	1,749,115
General and administrative	213,945	268,201	2,155,414

	459,071	361,860	3,904,529

Loss from operations	(459,071)	(361,860)	(3,904,529)

Other income (expense)
Interest income	11,449	150	38,212
Interest expense	—	(197,969)	(246,372)

	11,449	(197,819)	(208,160)

Net loss	$(447,622)	$(559,679)	$(4,112,689)

Net loss per share (basic and diluted)	$(0.02)	$(0.04)	$(0.30)
Weighted average number of shares outstanding (basic and diluted)	19,139,627	13,485,339	13,532,507

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

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351
Issuance of common stock and warrants for services in March 2005 (unaudited)	133,046	133	132,913	—	133,046
Net loss for the three months ended March 31, 2005 (unaudited)	—	—	—	(447,622)	(447,622)

Balance at March 31, 2005 (unaudited)	19,260,847	$19,261	$5,929,203	$(4,112,689)	$1,835,775

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Period Ended March 31,		From Inception on February 9, 1996 to March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(447,622)	$(559,679)	$(4,112,689)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	205	184	6,408
Issuance of common stock and warrants for services	133,046	—	163,728
Issuance of warrants for services	—	—	43,683
Warrant issuance costs associated with conversion of convertible notes payable	—	190,846	190,846
Changes in assets and liabilities
Prepaid expenses and other current assets	28,454	(1,644)	(63,913)
Deposits	—	—	(3,150)
Accounts payable and accrued expenses	(171,241)	130,224	193,462
Accrued officers’ salaries	(46,250)	152,599	23,750
Accrued interest payable	—	7,123	55,526

Total adjustments	(55,786)	479,332	610,340

Net cash used in operating activities	(503,408)	(80,347)	(3,502,349)

Cash flows from investing activities:
Payments to acquire property and equipment	(614)	—	(9,616)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(614)	—	(58,720)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	94,650	4,979,822
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	—	94,650	5,479,822

Net increase (decrease) in cash and cash equivalents	(504,022)	14,303	1,918,753
Cash and cash equivalents at beginning of period	2,422,775	88,162	—

Cash and cash equivalents at end of period	$1,918,753	$102,465	$1,918,753

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$483	$3,911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants for services	$133,046	$—	$163,728
Issuance of common stock for patents and licenses	$—	$—	$14,859
Issuance of warrants for services	$—	$—	$43,683
Conversion of convertible notes payable and accrued interest into common stock	$—	$555,526	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on March 31, 2005. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 14,465,551 and 9,638,301 shares at March 31, 2005 and 2004, respectively.

3.	Stockholders’ Equity

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of March 31, 2005, the Company has released 133,046 Cato Units from escrow, and estimates that an additional $117,136 has been earned by Cato pursuant to the Cato Agreement, of which $46,654 is expected to be paid through the release of 46,654 Cato Units from escrow.

4.	Related Party Transactions

Sanford J. Hillsberg is the Company’s corporate Secretary and a member of its Board of Directors as well as a member and shareholder of Troy & Gould Professional Corporation. Troy & Gould is the Company’s corporate law firm. Legal expense generated from Troy & Gould for the three months ended March 31, 2005 amounted to $43,538. Included in accounts payable and accrued expenses at March 31, 2005 is $31,817 due to Troy & Gould for legal fees. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and currently continues to serve as its corporate Secretary. Currently, Mr. Hillsberg earns an annual salary of $25,000 for his services as corporate Secretary. In the first quarter of 2005, the Company paid Mr. Hillsberg $6,250 for services rendered as Corporate Secretary plus $3,000 of a bonus that had accrued for services rendered as Vice President in 2003. As of March 31, 2005, remaining amounts owed to Mr. Hillsberg for 2003 services totaled $2,000.

Dr. Manfred Mosk is the Company’s non-executive Chairman of the Board as well as the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc.

provides the consulting services of Dr. Mosk to the Company. Dr. Mosk has served as the Chairman of the Company since 1999 and as the part-time interim Chief Executive Officer during 2003. Currently, Technomedics Management & Systems, Inc. earns $70,000 annual compensation for the services Dr. Mosk provides as non-executive Chairman of the Board. In the first quarter of 2005, the Company paid Technomedics $17,500 for services of Dr. Mosk rendered as Non-Executive Chairman of the Board plus $18,000 of a bonus that had accrued for services Dr. Mosk rendered as the Company’s interim Chief Executive Officer in 2003. As of March 31, 2005, remaining amounts owed to Technomedics for Dr. Mosk’s 2003 services totaled $12,000.

5.	Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees. For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value based method.

During the three months ended March 31, 2005 and 2004, the Company granted stock options to its employees, directors and consultants totaling 200,000 and 945,000, respectively. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share for the three month periods ended March 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss, as reported	$(447,622)	$(559,679)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(15,870)	(375,046)

Pro forma net loss	$(463,492)	$(934,725)

Basic and diluted loss per common share:
As reported	$(0.02)	$(0.04)
Pro forma	$(0.02)	$(0.07)

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model for grants made during the first quarter of 2005 and 2004, respectively:

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.0%	2.0%
Expected life of option	5 years	7 years

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s analysis only. We assume no obligation to update forward-looking statements.

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

Although we acquired Duska Scientific in the merger, for accounting purposes, the merger was accounted for as a reverse merger since the stockholders of Duska Scientific acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of Duska Scientific became our directors and executive officers. Accordingly, our financial statements contained in this Quarterly Report on Form 10-QSB, and the description of our results of operations and financial condition, reflect (i) the operations of Duska Scientific alone prior to the merger, and (ii) the combined results of Duska Therapeutics and Duska Scientific since the merger. No goodwill was recorded as a result of the merger.

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

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the year ended December 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

We recorded a net loss of $447,622 for the three month periods ended March 31, 2005 as compared to a loss of $559,679 for the same period in 2004.

General and administrative expenses were $213,945 during the three month period ended March 31, 2005, as compared to $268,201 for the same period in 2004. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in 2004 is primarily attributable to management bonuses for 2003, which were approved and accrued in the first quarter of 2004.

Research and development expenses were $245,126 during the three month period ended March 31, 2005, as compared to $93,659 for the same period in 2004. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. The increase from 2004 to 2005 is attributable to costs associated with our Phase II clinical trial for ATPace™, which was initiated in March 2005.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, to be held in escrow by us and released as we receive invoices for services actually performed by Cato. During the three month period ended March 31, 2005, we recorded $182,265 of expense associated with the Cato Agreement (included in research and development expense), of which $70,282 has been, or will be, satisfied through the release of Cato Units from escrow.

We expect our research and development expenditures to substantially increase in 2005 from prior periods, due primarily to our initiation of the Phase II trial for ATPace™.

Interest income was $11,449 during the three month period ended March 31, 2005, as compared to $150 for the same period in 2004. The variance generally corresponds to fluctuating cash balances. We expect interest income to decline in subsequent quarters as our cash balances decline until such time, if ever, that we are able to raise significant additional capital.

We did not incur any interest expense during the three month period ended March 31, 2005. During the same three-month period in 2004, we incurred interest expense of $197,969, which expense relates to the issuance in late 2003 of $500,000 in convertible subordinated notes. The notes were converted into common stock in March 2004 and, upon their conversion, the note holders received additional warrants to purchase common stock. These additional warrants were valued at $190,846, which was treated as additional interest expense.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $1,918,753, compared to $2,422,775 at December 31, 2004. Working capital totaled $1,765,454 at March 31, 2005, compared to $2,080,439 at December 31, 2004. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6 million of equity securities.

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

Although we are currently considering raising additional capital through the issuance of additional equity securities, we do not currently have any funding commitments from, and cannot be sure that we will be able to obtain any additional funding from any potential investors, or that the terms under which we obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of March 31, 2005, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. The Company has the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At March 31, 2005, such obligations would have amounted to $123,432.

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

Risk Factors

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The following factors should be considered in connection with the other information contained in this Quarterly Report on Form 10-QSB.

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

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal years ended December 31, 2004 and 2003, we had net losses of $1,560,000 and $799,000, respectively. In addition, we incurred a net loss of $447,622 (unaudited) during the fiscal quarter ended March 31, 2005. We expect to incur losses for at least the next few years because we plan to spend substantial amounts on research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We have used substantial funds to develop our technologies and will require substantial funds to conduct further research and development. We have funded all of our activities to date through the sale of securities. As of March 31, 2005, we had working capital of $1,765,454 (unaudited), which we anticipate will only be sufficient to maintain our planned level of operations until approximately the end of the third quarter of 2005.

The proceeds of the private placement completed in August 2004 by Duska Scientific will be insufficient to accomplish the various clinical and laboratory studies and other drug development work that we have contemplated doing with such proceeds, and we will need significant funding in addition to the proceeds from that offering to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and two proposed product candidates, Vagonixen™ and Primastrene™, and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Primastrene™, will be significant and clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs.

Although we are currently considering raising additional capital through the issuance of additional equity securities, we have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There can be no assurance that sufficient funding will be available to us at acceptable terms or at all. If we are unable to obtain sufficient financing on a timely basis, the development of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

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

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the claims made by our licensors or assignees of any of our product candidates concerning the potential safety or efficacy of these product candidates. We may be unable to confirm in our clinical trials with ATPace™ and our pre-clinical studies or clinical trials with ATPotent™ the favorable published clinical data obtained in limited studies by certain European investigators for similar formulations of these product candidates. Recent pre-clinical experiments conducted by a U.S. scientist failed to show a significant effect by ATP on sperm of human donors, although this scientist used a protocol that varied in certain respects from the protocol that was used by the Italian scientists who first demonstrated in published studies the effects of ATP on sperm of human donors. After consulting with these Italian scientists, we ran additional pre-clinical experiments with ATP at another U.S. medical center. Data obtained in these experiments have confirmed the published Italian data. Specifically, ATP significantly increased the rate of acrosome reaction in sperm obtained from human donors. Although we believe that the inability to confirm the Italian data in the first set of preliminary experiments in the U.S. resulted from lack of adherence to the original Italian protocol, we may encounter further similar difficulties in subsequent pre-clinical or clinical testing of ATPotent™ due to the nature or complexity of the protocol or for other unanticipated reasons, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. We plan to confirm the pharmacological activity equivalence of the ATP formulation used by the Italian scientists with our ATP formulation that we intend to use for our ATPotent™ studies and product candidate. Should we be unable to confirm this equivalence, we may encounter significant delays and additional costs in the development of ATPotent™. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™, assuming that we can confirm the European data for these two product candidates.

Our pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable either because it is not safe or because we will not be able to demonstrate that it is safe and effective. We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates, Vagonixen™ or Primastrene™. Third parties may have proprietary rights to the available candidates, if any, for Vagonixen™ or Primastrene™. In the case of Primastrene™, we must still establish that the P2 receptor as to which we hold proprietary rights, is an appropriate target for the development of a drug aimed at the treatment of asthma. Significant and very costly pre-clinical work will be necessary for both Vagonixen™ and Primastrene™ even if we identify suitable candidates to serve as these proposed product candidates, and we will need to conclude agreements with third parties to continue the development of these proposed product candidates. There can be no assurance that we will be able to successfully complete this work, which will take an extended period of time and will cause us to incur substantial expense. If we experience substantial delays, we may not have the financial resources to continue development of the proposed product candidates or the development of any of our current product candidates. Delays in clinical trials could reduce the commercial viability of our current and proposed product candidates. Because of the early stage of development of each of our current and proposed product candidates, we do not know if we will be able to generate data that will support the filing of investigational new drug applications, or INDs, or new drug applications, or NDAs, for these product candidates or the FDA’s approval thereof.

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

There can be no assurance that the approaches offered by our current and proposed product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our current and proposed product candidates. Moreover, we do not have internal marketing data research resources, and, except in the case of ATPace™, for which we used an independent firm to prepare a limited marketing potential analysis, we are not certain of and have not attempted to independently verify the potential size of the commercial markets for any of our product candidates. Since our current and proposed product candidates will represent new approaches to diagnosing or treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which could materially, adversely affect the value of our common stock.

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

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Manfred Mosk, Non-Executive Chairman of the Board, Dr. Amir Pelleg, President, Chief Operating Officer, Chief Scientific Officer and a director, Sanford J. Hillsberg, a director and Secretary, Dr. John Kapoor, a director, Dr. Rudolph Nisi, the Vice Chairman and a director, Dr. David Benditt, a director and our consultant, and Dr. Pasquale Patrizio, one of our scientific advisors. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. We currently have only two full-time employees, Dr. Pelleg and Marie Sciocchetti, our Vice President of Operations, and one part-time employee Mark Reynolds, our Chief Financial Officer. The loss of Dr. Pelleg’s services could have a material adverse effect on our operations. We are in the process of obtaining key man life insurance on Dr. Pelleg, for our benefit, and expect to secure this insurance during the second quarter of 2005.

We believe we will be able to manage our current business with our existing management team. However, we are in the process of expanding the scope of our operations, and therefore, we will need to obtain the full-time services of additional senior scientific and management personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

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

The development and sale of medical products expose us to the risk of significant damages from product liability claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current and proposed products, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. Although we obtained clinical insurance for our Phase I and Phase II ATPace™ clinical trials, there can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for all subsequent trials for that product candidate or any of our other current and proposed product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

We may encounter difficulties in the development of technologies or operations of any other businesses we may acquire.

We may, from time to time, acquire technologies or businesses that are complimentary to our existing technologies or operations or that we otherwise believe offer an attractive opportunity for us in the future. We may encounter various types of unanticipated difficulties in connection with developing these technologies or operating these businesses; the risk of these occurring potentially being greater if these technologies or businesses are not directly related to any existing technology of operations. Any such difficulties could have a material adverse effect on our financial performance and condition.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies will have to apply the new financial accounting rules to the first interim or annual reporting period that begins after June 15, 2005, while small business issuers such as this company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, we could result in a competitive disadvantage to us in the employee marketplace.

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

Our Articles of Incorporation contain certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by our Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

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

As of March 31, 2005, our directors and executive officers and their affiliates beneficially own over 74.8% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of March 31, 2005, we had issued 19,627,801 shares of common stock (including 366,954 shares issued to Cato Research Ltd. that we hold in escrow and that, therefore, cannot currently be transferred). Of the currently outstanding shares of common stock, 3,542,660 outstanding shares were recently registered for public resale, and an additional 580,000 shares are currently freely tradable shares. The remaining 15,505,141 shares are “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). The number of shares of our common stock that will be able to be freely sold on the market, may, however, be increased to 9,725,658 shares if certain currently outstanding warrants to purchase 5,602,998 shares are exercised and the underlying currently registered shares are issued. Because of the limited trading volume in our shares, the sudden release of 3,542,660 recently registered trading shares (or the release of the 5,602,998 registered warrant shares) onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition, an additional 15,680,665 shares of restricted stock will become eligible for public resale under Rule 144 commencing in August 2005. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in August 2005. No prediction can be made as to the effect, if any, that sales of the shares included in this prospectus or subject to Rule 144 sales commencing in August 2005, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Item 3. — Controls and Procedures

Our President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2 — Changes in Securities and Small Business Issuer Purchase of Equity Securities

In February 2005 we granted to each of our four non-employee directors five-year options to purchase 20,000 shares at an exercise price of $2.20 per share, and granted to each of the three directors who also serve as officers (Messrs. Pelleg, Mosk and Hillsberg) five-year options to purchase 40,000 shares at an exercise price of $2.20 per share. The foregoing issuances were exempt from registration under the Act pursuant to Section 4(2) thereof.

Item 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits

10	Agreement, entered into as of January 1, 2005, between Duska Therapeutics, Inc. and Marie Sciocchetti

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	On February 18, 2005, the Registrant filed a Current Report on Form 8-K (Items 8.01 and 9.01) disclosing the issuance of a press release updating recent drug development and corporate activities.

On March 4, 2005, the Registrant filed a Current Report on Form 8-K (Item 1.01) disclosing a new compensation arrangement with its Vice President of Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSKA THERAPEUTICS, INC. (Registrant)

Date: May 13, 2005	By:	/s/ Mark W. Reynolds
Mark W. Reynolds Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10	Agreement, entered into as of January 1, 2005, between Duska Therapeutics, Inc. and Marie Sciocchetti

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act