Form 10QSB
period 2005-06-30
DUSKA THERAPEUTICS, INC.
filed 2005-08-15
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of August 1, 2005: 19,652,801.

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,466,755	$2,422,775
Prepaid expenses & other current assets	49,741	92,367

Total current assets	1,516,496	2,515,142
Property and equipment, net	3,208	2,799
Other assets:
Patents and licenses	63,963	63,963
Deposits	3,150	3,150

Total other assets	67,113	67,113

Total assets	$1,586,817	$2,585,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$98,986	$364,703
Accrued officers’ salaries	54,725	70,000

Total current liabilities	153,711	434,703
Commitments
Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,402,982 and 19,127,801 shares outstanding at June 30, 2005 and December 31, 2004	19,403	19,128
Additional paid-in capital	6,085,865	5,796,290
Deficit accumulated during the development stage	(4,672,162)	(3,665,067)

Total stockholders’ equity	1,433,106	2,150,351

Total liabilities and stockholders’ equity	$1,586,817	$2,585,054

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception on February 9, 1996 to June 30, 2005
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	379,153	23,234	624,279	116,893	2,128,268
General and administrative	191,556	184,383	405,501	452,584	2,346,970

	507,709	207,617	1,029,780	569,477	4,475,238
Loss from operations	(507,709)	(207,617)	(1,029,780)	(569,477)	(4,475,238)
Other income (expense)
Interest income	11,236	712	22,685	862	49,448
Interest expense	—	—	—	(197,969)	(246,372)

	11,236	712	22,685	(197,107)	(196,924)

Net loss	$(559,473)	$(206,905)	$(1,007,095)	$(766,584)	$(4,672,162)

Net loss per share (basic and diluted)	$(0.03)	$(0.01)	$(0.05)	$(0.06)	$(0.34)
Weighted average number of shares outstanding (basic and diluted)	19,294,712	14,042,709	19,217,598	13,764,024	13,782,321

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

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351
Issuance of stock options for services In February 2005 (unaudited)	—	—	8,418	—	8,418
Issuance of common stock and warrants for services in March 2005 (unaudited)	133,046	133	132,913	—	133,046
Issuance of common stock and warrants for services in May 2005 (unaudited)	70,281	70	70,211	—	70,281
Issuance of common stock for patents in June 2005 (unaudited)	25,000	25	31,225	—	31,250
Issuance of common stock and warrants for services in June 2005 (unaudited)	46,854	47	46,808	—	46,855
Net loss for the six months ended June 30, 2005 (unaudited)	—	—	—	(1,007,095)	(1,007,095)

Balance at June 30, 2005 (unaudited)	19,402,982	$19,403	$6,085,865	$(4,672,162)	$1,433,106

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended June 30,		From Inception on February 9, 1996 to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(1,007,095)	$(766,584)	$(4,672,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	205	368	6,408
Issuance of common stock, options and warrants for services	289,850	—	364,215
Warrant issuance costs associated with conversion of convertible notes payable	—	190,846	190,846
Changes in assets and liabilities
Prepaid expenses and other current assets	42,626	3,356	(49,741)
Deposits	—	—	(3,150)
Accounts payable and accrued expenses	(210,992)	114,184	153,711
Accrued officers’ salaries	(70,000)	205,199	—
Accrued interest payable	—	7,123	55,526

Total adjustments	51,689	521,076	717,815

Net cash used in operating activities	(955,406)	(245,508)	(3,954,347)
Cash flows from investing activities:
Capital expenditures	(614)	—	(9,616)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(614)	—	(58,720)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	238,150	4,979,822
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	—	238,150	5,479,822
Net increase (decrease) in cash and cash equivalents	(956,020)	(7,358)	1,466,755
Cash and cash equivalents at beginning of period	2,422,775	88,162	—

Cash and cash equivalents at end of period	$1,466,755	$80,804	$1,466,755

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$624	$3,911
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock, options and warrants for services	$258,600	$—	$332,965
Issuance of common stock for patents and licenses	$31,250	$—	$46,109
Conversion of convertible notes payable and accrued interest into common stock	$—	$555,526	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.	Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania. Through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”), Duska Therapeutics focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate, or ATP, and ATP related receptors. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors, or P2R. The pharmacological activation of P2R by so-called agonists, and the inhibition of P2R by so-called antagonists, has recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on March 31, 2005. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Recent Accounting Pronouncements — In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe adopting FIN 47 will have a material impact on its consolidated financial position or results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company is currently evaluating the impact SAB 107 will have on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

2.	Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 14,495,551 and 9,638,301 shares at June 30, 2005 and 2004, respectively.

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of June 30, 2005, the Company has released 250,181 Cato Units from escrow in payment for services rendered by Cato through that date.

In June 2005, the Company entered into an agreement whereby it acquired exclusive rights to proprietary technology aimed at development of a potential new therapeutic treatment of glaucoma. The Company issued 25,000 shares of its common stock to the owners of the technology in connection with the agreement. Such shares were valued at $31,250 and have been recorded as research and development expense.

During the three month period ended June 30, 2005, the Company recorded $8,418 of expense associated with the vesting of stock options issued to members of it’s Scientific Advisory Board and other consultants for services rendered during the period.

4.	Related Party Transactions

Sanford J. Hillsberg is the Company’s corporate Secretary and a member of its Board of Directors as well as a member and shareholder of Troy & Gould Professional Corporation. Troy & Gould is the Company’s corporate law firm. Legal expense generated from Troy & Gould for the six months ended June 30, 2005 amounted to $134,186. Included in accounts payable and accrued expenses at June 30, 2005 is $27,618 due to Troy & Gould for legal fees. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and currently continues to serve as its corporate Secretary. Currently, Mr. Hillsberg earns an annual salary of $25,000 for his services as corporate Secretary. During the six-month period ended June 30, 2005, the Company paid Mr. Hillsberg $12,500 for services rendered as Corporate Secretary plus $5,000 of a bonus that had accrued for services rendered as Vice President in 2003. As of June 30, 2005, there are no amounts outstanding owed to Mr. Hillsberg.

Dr. Manfred Mosk is the Company’s non-executive Chairman of the Board as well as the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc. provides the consulting services of Dr. Mosk to the Company. Dr. Mosk has served as the part-time Chairman of the Company since 1999 and as the part-time interim Chief Executive Officer during 2003. Currently, Technomedics Management & Systems, Inc. earns $70,000 annual compensation for the services Dr. Mosk provides as non-executive Chairman of the Board. During the six-month period ended June 30, 2005, the Company paid Technomedics $35,000 for services of Dr. Mosk rendered as Non-Executive Chairman of the Board plus $30,000 of a bonus that had accrued for services Dr. Mosk rendered as the Company’s interim Chief Executive Officer in 2003. As of June 30, 2005, there are no amounts outstanding owed to Technomedics or to Dr. Mosk.

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

During the six months ended June 30, 2005 and 2004, the Company granted stock options to its employees, directors and consultants totaling 275,000 and 945,000 shares, respectively. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(559,473)	$(206,905)	$(1,007,095)	$(787,542)
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	(74,180)	—	(90,050)	(375,046)

Pro forma net loss	$(633,653)	$(206,905)	$(1,097,145)	$(1,162,588)

Basic and diluted loss per common share:
As reported	$(0.03)	$(0.01)	$(0.05)	$(0.06)
Pro forma	$(0.03)	$(0.01)	$(0.06)	$(0.08)

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model for grants made during the six-month periods ended June 30, 2005 and 2004, respectively:

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

Results of Operations

We recorded net losses of $559,473 and $1,007,095 for the three month and six month periods ended June 30, 2005 as compared to $206,905 and $766,584 for the same periods in 2004.

Research and development expenses were $379,153 and $624,279 during the three month and six month periods ended June 30, 2005, as compared to $23,234 and $116,893 for the same periods in 2004. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, ATPotent™ and Vagonixen™. The increase from 2004 to 2005 is primarily attributable to costs associated with our Phase II clinical trial for ATPace™, which was initiated in March 2005.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, to be held in escrow by us and released as we receive invoices for services actually performed by Cato. During the three and six month periods ended June 30, 2005, we recorded $180,063 and $362,329 of expenses associated with the Cato Agreement (included in research and development expense), of which $70,282 and $140,563 has been, or will be, satisfied through the release of Cato Units from escrow.

We expect our research and development expenditures to substantially increase in 2005 from prior periods, due to our continuation of the Phase II trial for ATPace™, as well as our recent initiation of preclinical studies for ATPotent™.

General and administrative expenses were $191,556 and $405,501 during the three month and six month periods ended June 30, 2005, as compared to $184,383 and $452,584 for the same periods in 2004. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost during the six month period of 2004 is primarily attributable to management bonuses for 2003, which were approved and accrued in the first quarter of 2004.

Interest income was $11,236 and $22,685 during the three month and six month periods ended June 30, 2005, as compared to $712 and $862 for the same periods of 2004. The increase from 2004 to 2005 is attributable to higher cash balances resulting from our sale of equity securities in August 2004. We expect interest income to decline in subsequent quarters as our cash balances decline until such time, if ever, that we are able to raise significant additional capital.

We did not incur any interest expense during the three month or six month periods ended June 30, 2005. Interest expense was $-0- and $197,969 during the three month and six month periods ended June 30, 2004, and relates to the issuance in late 2003 of $500,000 in convertible subordinated notes. The notes were converted into common stock in March 2004 and, upon their conversion, the note holders received additional warrants to purchase common stock. These additional warrants were valued at $190,846, which was treated as additional interest expense.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $1,466,755, compared to $2,422,775 at December 31, 2004. Working capital totaled $1,362,785 at June 30, 2005, compared to $2,080,439 at December 31, 2004. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6 million of equity securities.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations, we believe that our current cash balances will be sufficient to fund our planned expenditures only through approximately November 2005. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we will have to obtain significant additional funds by approximately November 2005 in order to fund our operations after that period. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.

Although we are currently attempting to raise additional capital through the issuance of additional equity securities, we do not currently have any funding commitments from, and cannot be sure that we will be able to obtain any additional funding from, any potential investors, or that the terms under which we obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of June 30, 2005, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. The Company has the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At June 30, 2005, such obligations would have amounted to $88,291.

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

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal years ended December 31, 2004 and 2003, and the six month period ended June 30, 2005 we had net losses of $1,560,000, $799,000, and $976,000 respectively. We expect to incur losses for at least the next few years because we plan to spend substantial amounts on research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We have used substantial funds to develop our technologies and will require substantial funds to conduct further research and development. We have funded all of our activities to date through the sale of securities. As of June 30, 2005, we had working capital of $1,362,785 , which we anticipate will only be sufficient to maintain our planned level of operations until approximately November 2005.

We will need significant funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and two proposed product candidates, Vagonixen™ and Primastrene™, and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Primastrene™, will be significant and clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs.

Although we are currently seeking to raise additional capital, we have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There can be no assurance that sufficient funding will be available to us at acceptable terms or at all. If we are unable to obtain sufficient financing on a timely basis, the development of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether. Any additional funding that we obtain is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

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

The FDA has advised us that we will need to seek approval for ATPotent™ as a drug rather than a medical device. The FDA approval process for a drug is often more time-consuming and expensive than that for a medical device. We have recently initiated certain pre-clinical studies for ATPotent™. If the FDA does not accept the data from our planned pre-clinical studies, the development of ATPotent™ may be delayed and the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

We may from time to time conduct pre-clinical studies for our product candidates at medical centers whose facilities do not conform to the FDA’s good laboratory practice regulations. Data generated from studies at those facilities may, under certain circumstances, not be accepted by the FDA for use in IND or other filings with that agency. Our current pre-clinical studies of ATPotent™ are being conducted at the University of Pennsylvania without compliance with the FDA’s good laboratory practices, and there can be no assurance that the data generated from these studies will be accepted by the FDA should we seek to include this data in any FDA filings for ATPotent™.

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

The pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable either because it is not safe or because we will not be able to demonstrate that it is safe and effective. With the exception of one compound owned by Abbott Laboratories that we believe could potentially be a suitable candidate to serve as Vagonixen™, we have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates, Vagonixen™ or Primastrene™. We are currently seeking to obtain a license from Abbott Laboratories covering their compound for use as Vagonixen™ but there can be no assurance that we will be able to obtain such a license on attractive terms or at all. Although certain development work was done by Abbott Laboratories with this targeted compound for another medical indication, we may be required to perform significant pre-clinical studies in addition to the anticipated significant clinical studies. Third parties may have proprietary rights to the other available candidates, if any, for Vagonixen™ or Primastrene™. In the case of Primastrene™, we must still establish that the P2 receptor as to which we hold proprietary rights, is an appropriate target for the development of a drug aimed at the treatment of asthma. Significant and very costly pre-clinical work will be necessary for both Vagonixen™ and Primastrene™ even if we identify and secure the rights to use suitable candidates to serve as these proposed product candidates, and we will need to conclude agreements with third parties to continue the development of these proposed product candidates. There can be no assurance that we will be able to successfully complete this work, which will take an extended period of time and will cause us to incur substantial expense. If we experience substantial delays, we may not have the financial resources to continue development of the proposed product candidates or the development of any of our current product candidates. Delays in clinical trials could reduce the commercial viability of our current and proposed product candidates. Because of the early stage of development of each of our current and proposed product candidates, we do not know if we will be able to generate data that will support the filing of investigational new drug applications, or INDs, or new drug applications, or NDAs, for these product candidates or the FDA’s approval thereof.

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

The head-up tilt table test, or HUT, and insertable loop recorder, or ILR, are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace™. Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intracytoplasmic sperm injection (ICSI)) will compete with ATPotent™. There are a number of drugs currently used for the treatment of asthma and chronic obstructive pulmonary disease, or COPD and chronic cough; other drugs currently under development by pharmaceutical companies are expected to compete in this market by such time, if ever, that Vagonixen™ and Primastrene™ are approved for marketing.

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

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Manfred Mosk, Non-Executive Chairman of the Board, Dr. Amir Pelleg, President, Chief Operating Officer, Chief Scientific Officer and a director, Sanford J. Hillsberg, a director and Secretary, Dr. John Kapoor, a director, Dr. Rudolph Nisi, the Vice Chairman and a director, Dr. David Benditt, a director and our consultant, and Dr. Pasquale Patrizio, one of our scientific advisors. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. We currently have only two full-time employees, Dr. Pelleg and Marie Sciocchetti, our Vice President of Operations, and one part-time employee Mark Reynolds, our Chief Financial Officer. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services could have a material adverse effect on our operations.

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

The development and sale of medical products expose us to the risk of significant damages from product liability claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current and proposed products, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. Although we obtained clinical insurance for our Phase I ATPace™ clinical trial and for our Phase II ATPace™ clinical trial, there can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for all subsequent trials for that product candidate or any of our other current and proposed product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies will have to apply the new financial accounting rules to the first fiscal year that begins after June 15, 2005, while small business issuers such as this company will have to apply the new rules in their first fiscal year beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, we could result in a competitive disadvantage to us in the employee marketplace.

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

As of August 13, 2005, our directors and executive officers and their affiliates beneficially own over 74.4% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of August 13, 2005, we had outstanding 19,652,801 shares of common stock (including the 249,819 shares issued to Cato Research Ltd. that we still hold in escrow and that, therefore, cannot currently be transferred), of which approximately 19,069,301 shares were “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Other than the shares registered for resale by this prospectus, only approximately 583,500 shares are currently freely tradable shares. However, in the past year, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. As a result of the registration of the shares included in this prospectus, an additional 19,069,301 shares of our currently outstanding common stock will be able to be freely sold on the market, which number will increase to 28,595,102 shares if the warrants are exercised by the selling securityholders and the underlying 9,525,801 shares that are included in this prospectus are purchased. Because of the limited trading volume, the sudden release of 28,595,102 additional freely trading shares included in this prospectus onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. No prediction can be made as to the effect, if any, that sales of the shares included in this prospectus, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this prospectus.

Item 3. — Controls and Procedures

Our President (the principal executive officer) and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

In June 2005, we issued to Dr. Francesco DiVirgilio, Dr. Lucia Galli and Dr. Valentina Resta 8,000 shares, 8,000 shares and 9,000 shares, respectively, of our common stock in consideration of the assignment by Dr. DiVirgilio, Dr. Galli and Dr. Resta of their ownership interest in an invention covering the potential treatment of glaucoma, and we also have agreed to pay them a royalty based on sales and licensing fees related to this technology. These securities were issued by us in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 4 — Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 6, 2005 to elect the members of our Board of Directors and vote on two additional proposals. Subsequent to the mailing of our proxy statement to our shareholders, Dr. Jane Kinsel (who was a director and a nominee for election as a director at the Annual Meeting of Shareholders) resigned as a director to comply with new regulations of her employer, the National Institutes of Health (NIH), which stipulate that NIH employees cannot serve as directors of pharmaceutical or biotechnology companies. The Board did not replace Dr. Kinsel with another director, and each of the other director nominees were elected at the Annual Meeting of Shareholders, leaving one vacancy on the Board. The number of votes for each nominee is set forth below:

	Shares Voted For	Share Votes Withheld
Amir Pelleg, Ph.D.	13,783,946	5,000
Manfred Mosk, Ph.D.	13,783,946	5,000
Sanford J. Hillsberg	13,783,946	5,000
Rudolph Nisi, M.D.	13,788,946	0
John N. Kapoor, Ph.D.	13,788,946	0
David Benditt, M.D.	13,788,946	0

In addition, the following proposals were voted on at the June 6, 2005 annual meeting:

Proposal to approve the Company’s 2004 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Vote
13,473,746	5,000	0	310,200

Proposal to ratify the appointment of Stonefield Josephson, Inc, as independent auditor.

For	Against	Abstain	Broker Non-Vote
13,788,946	0	0	0

Item 6. — Exhibits

10.1	Development and Assignment Agreement by and between Drs. Francesco DiVirgilio, Lucia Galli and Valentina Resta, and Duska Scientific Co., dated March 8, 2005

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSKA THERAPEUTICS, INC. (Registrant)

Date: August 15, 2005	By:	/s/ Mark W. Reynolds
Mark W. Reynolds Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Development and Assignment Agreement by and between Drs. Francesco DiVirgilio, Lucia Galli and Valentina Resta, and Duska Scientific Co., dated March 8, 2005

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act