Form 10QSB
period 2005-09-30
DUSKA THERAPEUTICS, INC.
filed 2005-10-28
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of October 25, 2005: 19,402,982.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$815,181	$2,422,775
Prepaid expenses & other current assets	131,832	92,367

Total current assets	947,013	2,515,142

Property and equipment, net	2,798	2,799

Other assets:
Patents and licenses	63,963	63,963
Deposits	3,150	3,150

Total other assets	67,113	67,113

Total assets	$1,016,924	$2,585,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,652	$364,703
Accrued officers’ salaries	—	70,000

Total current liabilities	192,652	434,703

Commitments

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,402,982 and 19,127,801 shares outstanding at September 30, 2005 and December 31, 2004, respectively	19,403	19,128
Additional paid-in capital	6,094,283	5,796,290
Deficit accumulated during the development stage	(5,289,414)	(3,665,067)

Total stockholders’ equity	824,272	2,150,351

Total liabilities and stockholders’ equity	$1,016,924	$2,585,054

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on February 9, 1996 to September 30, 2005
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	474,458	18,974	1,098,737	135,867	2,602,726
General and administrative	152,529	172,538	558,030	646,080	2,499,499

	626,987	191,512	1,656,767	781,947	5,102,225

Loss from operations	(626,987)	(191,512)	(1,656,767)	(781,947)	(5,102,225)

Other income (expense)
Interest income	9,735	7,213	32,420	8,075	59,183
Interest expense	—	—	—	(197,969)	(246,372)

	9,735	7,213	32,420	(189,894)	(187,189)

Net loss	$(617,252)	$(184,299)	$(1,624,347)	$(971,841)	$(5,289,414)

Net loss per share (basic and diluted)	$(0.03)	$(0.01)	$(0.08)	$(0.07)	$(0.38)
Weighted average number of shares outstanding (basic and diluted)	19,402,982	15,933,073	19,280,072	14,479,335	14,018,333

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

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351
Issuance of stock options for services In February 2005 (unaudited)	—	—	16,836	—	16,836
Issuance of common stock and warrants for services in March 2005 (unaudited)	133,046	133	132,913	—	133,046
Issuance of common stock and warrants for services in May 2005 (unaudited)	70,281	70	70,211	—	70,281
Issuance of common stock for patents in June 2005 (unaudited)	25,000	25	31,225	—	31,250
Issuance of common stock and warrants for services in June 2005 (unaudited)	46,854	47	46,808	—	46,855
Net loss for the nine months ended September 30, 2005 (unaudited)	—	—	—	(1,624,347)	(1,624,347)

Balance at September 30, 2005 (unaudited)	19,402,982	$19,403	$6,094,283	$(5,289,414)	$824,272

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended September 30,		From Inception on February 9, 1996 to September 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(1,624,347)	$(971,841)	$(5,289,414)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	615	552	6,818
Issuance of common stock, options and warrants for services	298,268	—	372,633
Warrant issuance costs associated with conversion of convertible notes payable	—	190,846	190,846
Changes in assets and liabilities
Prepaid expenses and other current assets	(39,465)	(112,504)	(131,832)
Deposits	—	—	(3,150)
Accounts payable and accrued expenses	(172,051)	226,909	192,652
Accrued officers’ salaries	(70,000)	(146,012)	—
Accrued interest payable	—	7,123	55,526

Total adjustments	17,367	166,914	683,493

Net cash used in operating activities	(1,606,980)	(804,927)	(4,605,921)

Cash flows from investing activities:
Capital expenditures	(614)	—	(9,616)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities		—	(58,720)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	3,601,510	4,979,822
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	—	3,601,510	5,479,822

Net increase (decrease) in cash and cash equivalents	(1,607,594)	2,796,583	815,181
Cash and cash equivalents at beginning of period	2,422,775	88,162	—

Cash and cash equivalents at end of period	$815,181	$2,884,745	$815,181

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$624	$3,911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock, options and warrants for services	$267,018	$—	$341,383
Issuance of common stock for patents and licenses	$31,250	$—	$46,109
Conversion of convertible notes payable and accrued interest into common stock	$—	$555,526	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.	Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an early stage biopharmaceutical company that is focusing on the development of diagnostic and therapeutic products based on adenosine 5’-triphosphate, or ATP, and ATP related receptors. Duska Therapeutics is a Nevada corporation based in Bala Cynwyd, Pennsylvania that currently carries out all of its business operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). ATP is a natural compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lung, intestine and kidney, by activating cell surface receptors called P2 receptors, or P2R. Scientists have recognized in recent years that the pharmacological activation of P2R by specific compounds which bind to these receptors, called agonists, and the inhibition of P2R by other compounds, called antagonists, could be harnessed for the potential development of new drugs for the diagnosis or treatment of various human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on March 31, 2005. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Going Concern. The accompanying financial statements have been prepared on the going concern basis of accounting, which assumes the utilization of assets and satisfaction of liabilities within the ordinary course of business, as a going concern from a reasonable period of time, not to exceed one year from the date of the financial statements.

Based on our current plan of operations, we believe that our current cash balances will be sufficient to fund our planned expenditures only through approximately the middle of the first quarter of 2006. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we will have to obtain significant additional funds in order to fund our operations after that period. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.

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

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 14,495,551 and 13,365,792 shares at September 30, 2005 and 2004, respectively.

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of September 30, 2005, the Company has released 250,181 Cato Units from escrow in payment for services rendered by Cato through June 30, 2005. Another 70,281 Cato Units were earned by Cato during the third quarter but had not been released as of September 30, 2005. Such additional unreleased Units were accrued and included in Accounts Payable and Accrued Expenses in the accompanying Balance Sheet at September 30, 2005.

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

During the three month and nine month periods ended September 30, 2005, the Company recorded $8,418 and $16,836, respectively, of expense associated with the vesting of stock options issued to members of its Scientific Advisory Board and other consultants for services rendered during the period.

4.	Related Party Transactions

Sanford J. Hillsberg is the Company’s corporate Secretary and a member of its Board of Directors as well as a member and shareholder of Troy & Gould Professional Corporation. Troy & Gould is the Company’s corporate law firm. Legal expense generated from Troy & Gould for the nine months ended September 30, 2005 amounted to $101,623. Included in accounts payable and accrued expenses at September 30, 2005 is $7,574 due to Troy & Gould for legal fees. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and currently continues to serve as its corporate Secretary. Currently, Mr. Hillsberg earns an annual salary of $25,000 for his services as corporate Secretary. During the nine-month period ended September 30, 2005, the Company paid Mr. Hillsberg $18,750 for services rendered as Corporate Secretary plus $5,000 of a bonus that had accrued for services rendered as Vice President in 2003. As of September 30, 2005, there are no amounts outstanding owed to Mr. Hillsberg.

Dr. Manfred Mosk is the Company’s non-executive Chairman of the Board as well as the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc. provides the consulting services of Dr. Mosk to the Company. Dr. Mosk has served as the part-time Chairman of the Company since 1999 and as the part-time interim Chief Executive Officer during 2003. Currently, Technomedics Management & Systems, Inc. earns $70,000 annual compensation for the services Dr. Mosk provides as non-executive Chairman of the Board. During the nine-month period ended September 30, 2005, the Company paid Technomedics $52,500 for services of Dr. Mosk rendered as Non-Executive Chairman of the Board plus $30,000 of a bonus that had accrued for services Dr. Mosk rendered as the Company’s interim Chief Executive Officer in 2003. As of September 30, 2005, there are no amounts outstanding owed to Technomedics or to Dr. Mosk.

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

During the nine months ended September 30, 2005 and 2004, the Company granted stock options to its employees, directors and consultants totaling 275,000 and 1,055,000 shares, respectively. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(617,252)	$(184,299)	$(1,624,347)	$(971,841)
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	(68,890)	(15,335)	(158,940)	(390,381)

Pro forma net loss	$(686,142)	$(199,634)	$(1,783,287)	$(1,362,222)

Basic and diluted loss per common share:
As reported	$(0.03)	$(0.01)	$(0.08)	$(0.07)
Pro forma	$(0.04)	$(0.01)	$(0.09)	$(0.09)

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model for grants made during the nine-month periods ended September 30, 2005 and 2004, respectively:

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.0%	2.0%
Expected life of option	5 years	7 years

6.	Subsequent Event

On October 1, 2005, Duska entered into an agreement with Investor Relations International (“IRI”) under which IRI will provide investor relations services to the Company. The agreement will have a term of one year, subject to earlier termination at the discretion of the Company. IRI will receive a monthly cash fee for its services. Also, in consideration of IRI entering into the agreement, the Company issued IRI warrants to purchase a total of 1,500,000 shares of the Company’s common stock. The warrants are fully vested upon issuance, expire on December 31, 2006 and have an exercise price of $0.50 per share for 500,000 of the shares, $0.75 per share for an additional 500,000 of the shares and $2.00 per share for the remaining 500,000 shares. The warrants do not include a cashless exercise provision.

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

We own or have exclusive license rights to current or proposed product candidates with the following diagnostic and therapeutic applications, which are in various active stages of development:

•	Vagonixen™. Our proposed drug that will be based upon our proprietary P2 receptor technology for the treatment of chronic obstructive pulmonary disease (COPD), which includes emphysema, and chronic cough. We have identified a compound owned by Abbott Laboratories (“Abbott”) that we believe may be a suitable candidate to be developed by us to serve as Vagonixen™, and we are seeking to license this compound from Abbott for this purpose.

•	ATPace™. A liquid formulation of ATP for intravenous administration that we are clinically developing as a new diagnostic test for identification of patients who faint due to an abnormally slow heart rate (i.e., patients with bradycardic syncope), some of whom could benefit from cardiac pacemaker therapy. We have recently commenced a Phase II trial of ATPace™, the patient enrollment of which began in the United States in March 2005.

•	ATPotent™. A liquid formulation of ATP that is being developed by us as a new drug for the treatment of male infertility. We will attempt to demonstrate that this or a similar formulation of ATP may improve the ability of malfunctioning sperm to fertilize the egg in conjunction with intra-uterine insemination or in vitro fertilization procedures and thereby increase the rate of pregnancies. In July 2005, we commenced a pre-clinical study with ATPotent™ at the University of Pennsylvania.

•	Ocuprene™. Our proposed drug for the treatment of glaucoma that will be based upon a P2 receptor related technology that we have recently acquired. We are seeking to engage in a development program in conjunction with a third party aimed initially at the discovery of a small synthetic molecule or a RNAi product to serve as this drug candidate. Accordingly, we are currently discussing with a leading U.S. academic medical center a potential project aimed at discovering such a drug candidate.

Assuming FDA approval of ATPace™ or ATPotent™, we anticipate that these products would be the first ATP-based drug products marketed in the United States.

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

Patents

Our patent costs consist of the expenditures for purchasing the patents and related legal fees. We will amortize patents using the straight-line method over the period of estimated benefit. There has been no amortization expense charged, as the patents have not yet produced revenue. It is anticipated that any of the patents will not start producing revenue until 2007 at the earliest, with amortization of the patents to begin upon their producing revenue.

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

Results of Operations

We recorded net losses of $617,252 and $1,624,347 for the three month and nine month periods ended September 30, 2005 as compared to $184,299 and $971,841 for the same periods in 2004.

Research and development expenses were $474,458 and $1,098,737 during the three month and nine month periods ended September 30, 2005, as compared to $18,974 and $135,867 for the same periods in 2004. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, ATPotent™ and Vagonixen™. The increase from 2004 to 2005 is primarily attributable to costs associated with our Phase II clinical trial for ATPace™, which was initiated in March 2005.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, to be held in escrow by us and released as we receive invoices for services actually performed by Cato. During the three and nine month periods ended September 30, 2005, we recorded $186,796 and $550,251 of expenses associated with the Cato Agreement (included in research and development expense), which amounts include $70,282 and $210,846, respectively, which have been, or will be, satisfied through the release of Cato Units from escrow.

We expect our research and development expenditures to substantially increase in 2005 from prior periods, due to our continuation of the Phase II trial for ATPace™, as well as our recent initiation of preclinical studies for ATPotent™.

General and administrative expenses were $152,529 and $558,030 during the three month and nine month periods ended September 30, 2005, as compared to $172,538 and $646,080 for the same periods in 2004. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost during the nine month period of 2004 is primarily attributable to management bonuses for 2003, which were approved and accrued in the first quarter of 2004.

Interest income was $9,735 and $32,420 during the three month and nine month periods ended September 30, 2005, as compared to $7,213 and $8,075 for the same periods of 2004. The increase from 2004 to 2005 is attributable to higher cash balances resulting from our sale of equity securities in August 2004. We expect interest income to decline in subsequent quarters as our cash balances decline until such time, if ever, that we are able to raise significant additional capital.

We did not incur any interest expense during the three month or nine month periods ended September 30, 2005. Interest expense was $-0- and $197,969 during the three month and nine month periods ended September 30, 2004, and relates to the issuance in late 2003 of $500,000 in convertible subordinated notes. The notes were converted into common stock in March 2004 and, upon their conversion, the note holders received additional warrants to purchase common stock. These additional warrants were valued at $190,846, which was treated as additional interest expense.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $815,181, compared to $2,422,775 at December 31, 2004. Working capital totaled $754,361 at September 30, 2005, compared to $2,080,439 at December 31, 2004. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6 million of equity securities.

We do not currently anticipate that we will derive any revenues until late 2006 at the earliest (when we may receive an upfront licensing fee from CooperSurgical in an amount to be negotiated by the parties if we have completed the pre-clinical trial of ATPotent™ by then, and if CooperSurgical exercises its right following completion of that trial to acquire an exclusive license to market ATPotent™) or any revenues from the sale of products until 2008 at the earliest. Based on our current plan of operations, we believe that our current cash balances will be sufficient to fund our planned expenditures only through approximately the middle of the first quarter of 2006. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we will have to obtain significant additional funds in order to fund our operations after that period. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.

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

As of September 30, 2005, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. The Company has the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At September 30, 2005, such obligations would have amounted to $53,150.

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

We are an early-stage company that has not generated any revenues to date. There can be no assurance that we will be able to satisfactorily develop our technologies and to market our current or proposed product candidates that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. Further, we do not expect to generate any such revenues in the foreseeable future.

All of our current and proposed product candidates are in early stages of development, and require extensive testing and regulatory marketing approvals before commercialization. We only have two full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•	establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our product candidates; and

•	market our product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal years ended December 31, 2004 and 2003, and the nine month period ended September 30, 2005, we had net losses of $1,560,000, $799,000, and $1,624,000, respectively. We expect to incur losses for at least the next three years because we plan to spend substantial amounts on research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We have used substantial funds to develop our technologies and will require substantial funds to conduct further research and development. We have funded all of our activities to date through the sale of securities. As of September 30, 2005, we had working capital of approximately $754,000, which we anticipate will only be sufficient to maintain our planned level of operations until approximately the middle of the first quarter of 2006.

We will need significant funding to carry out our planned development work for Vagonixen™, ATPace™, ATPotent™ and Ocuprene™, and to expand the scope of our operations (including seeking to employ a CEO and additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our current and proposed product candidates could be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

Our costs to potentially acquire the Abbott compound (including upfront payments and significant milestone payments based on defined development progress) to serve as our Vagonixen™ drug candidate and for any pre-clinical and the clinical development of this drug candidate will be very substantial and will require, at an appropriate stage, a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. The drug candidate discovery and development costs for Ocuprene™ may also be very substantial and may require a strategic alliance with a larger pharmaceutical company to fund some or most of these costs.

We have not identified the sources for the additional financing that we may require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There can be no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

Although we have commenced preliminary discussions with several companies concerning a potential strategic alliance with regard to the development of Vagonixen™ that would be consummated at a future point in the development of this drug candidate that would be agreed to by the parties, the specific terms of such an alliance have not yet been discussed with any of these entities, and there can be no assurance that we will be able to consummate a strategic alliance on attractive terms or at all with any of them.

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

ATPace™ and ATPotent™ are each based on either a diagnostic or therapeutic indication for ATP. Although the FDA has approved two formulations of adenosine, the product of ATP’s enzymatic degradation in the body, that are currently being sold by other companies as drugs for diagnostic and therapeutic indications, the FDA has not to date approved any ATP product for any indication. Thus, we may encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval for our current ATP-based product candidates from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our product candidates.

We have recently initiated certain pre-clinical studies for ATPotent™. If the FDA does not accept the data from our planned pre-clinical studies, the development of ATPotent™ may be delayed and the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to generate significant additional data in order to achieve our efficacy end point for ATPotent™, which could be more difficult, expensive and time-consuming than our planned research program.

We may from time to time conduct pre-clinical studies for our product candidates at medical centers whose facilities do not conform to the FDA’s good laboratory practice regulations. Data generated from studies at those facilities may, under certain circumstances, not be accepted by the FDA for use in IND or other filings with that agency. Our current pre-clinical study of ATPotent™ is being conducted at the University of Pennsylvania without compliance with the FDA’s good laboratory practices regulations, and there can be no assurance that the data generated from these studies will be accepted by the FDA.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

Other than with ATPace™, we have not yet commenced clinical trials with any of our current or proposed product candidates, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the claims made by our licensors or assignees of any of our product candidates concerning the potential safety or efficacy of these product candidates. We may be unable to confirm in our clinical trials with ATPace™ and our pre-clinical studies or clinical trials with ATPotent™ the favorable published clinical data obtained in limited studies by certain European investigators for similar formulations of these product candidates.

Certain pre-clinical experiments conducted by a U.S. scientist failed to show a significant effect by ATP on sperm of human donors. This scientist used a protocol that varied in certain respects from the protocol that was used by the Italian scientists who first demonstrated in published studies the effects of ATP on sperm of human donors. After consulting with these Italian scientists, we ran additional pre-clinical experiments with ATP at another U.S. medical center. Data obtained in these experiments have confirmed the published Italian data. Specifically, ATP significantly increased the rate of acrosome reaction (a prerequisite step for fertilization, which in turn is a precondition to achieve pregnancy) in sperm obtained from human donors. Although we believe that the inability to confirm the Italian data in the first set of preliminary experiments in the U.S. resulted from lack of strict adherence to the original Italian protocol, we may encounter further similar difficulties in subsequent pre-clinical or clinical testing of ATPotent™, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. We plan to confirm as part of the pre-clinical study that was recently initiated at the University of Pennsylvania the pharmacological activity equivalence of the ATP formulation used by the Italian scientists with our ATP formulation that we intend to as ATPotent™. Should we be unable to confirm this equivalence, we may encounter significant delays and additional costs in the development of ATPotent™. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™, assuming that we can confirm the European data for these two product candidates.

The pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable either because it is not safe or because we will not be able to demonstrate that it is safe and effective. With the exception of one compound owned by Abbott that we believe could potentially be a suitable candidate to serve as Vagonixen™, we have not yet identified and may be unable to identify other suitable candidate compounds to serve as our proposed product candidate for Vagonixen™. Although we are seeking to enter into a license agreement with Abbott covering their compound for use as our Vagonixen™ drug candidate, there can be no assurance that we will be able to obtain such a license on attractive terms or at all. Although certain pre-clinical development work was done by Abbott with this compound for another medical indication, we may be required to perform significant additional pre-clinical studies, because we intend to develop a new formulation of the compound, in addition to the anticipated significant clinical studies. Third parties may have, or acquire in the future, proprietary rights from Abbott for this compound to address other medical indications different from the pulmonary therapeutic claims that may be licensed to us.

Significant and very costly pre-clinical work will be necessary for Vagonixen™ and Ocuprene™ even if we identify and secure the rights to use suitable candidates to serve as these proposed product candidates, and we will need, because of the scope of the anticipated development programs for these proposed medical indications, to conclude agreements with third parties to continue the development of these proposed product candidates. There can be no assurance that we will be able to successfully complete this research work, which will take an extended period of time and will cause us to incur substantial expense.

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

Because our current and proposed product candidates represent novel approaches to the diagnosis and treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our current and proposed product candidates.

There can be no assurance that the approaches offered by our current and proposed product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our current and proposed product candidates. Moreover, we do not have internal marketing data research resources. Except in the case of ATPace™, for which we used an independent firm to prepare a limited marketing potential analysis, we are not certain of and have not attempted to independently verify the potential size of the commercial markets for any of our product candidates. Since our current and proposed product candidates will represent new approaches to diagnosing or treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which could materially, adversely affect the value of our common stock.

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

The head-up tilt table test, or HUT, and insertable loop recorder, or ILR, are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace™. Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intracytoplasmic sperm injection (ICSI)) will compete with ATPotent™. There are a number of drugs currently used for the treatment of COPD and chronic cough and for the treatment of glaucoma; other drugs currently under development by pharmaceutical companies are expected to compete in these markets by such time, if ever, that Vagonixen™ and Ocuprene™ are approved for marketing.

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

We have entered into an agreement with Cato Research and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. We will be required to expend substantial amounts (which in the case of Cato Research includes, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™) and our agreement with CooperSurgical will give that company the right to acquire the exclusive marketing rights for ATPotent™. We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace™ with a subsidiary of Boehringer Ingelheim and the agreement with CooperSurgical that will give that company the right to acquire the exclusive marketing rights for ATPotent™ (and will include the obligation of CooperSurgical to financially support certain stages of the ATPotent™ clinical research). There can be no assurance that CooperSurgical will elect to market ATPotent™ or that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We may encounter unanticipated difficulties in formulating or securing a manufacturer for the Abbott compound that may serve as Vagonixen™ or for any other compound or therapeutic agent that may serve as Vagonixen™ or Ocuprene™.

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

ATP has been previously marketed by various companies in other countries for a number of uses, including in fields outside of our primary areas of diagnostic and therapeutic interest, and we are aware that at least one company has developed an oral formulation of ATP which is being marketed in the U.S. as a food supplement without FDA approval. This may make it more difficult for us to obtain patent coverage for our current and proposed product candidates and easier for third parties to compete against us in those countries. In addition, third parties may hold or seek patents for additional uses of ATP. These additional uses, whether patented or not, could limit the scope of our future operations because other ATP products, which would not infringe our patents, might become available. These products could compete with our current and proposed product candidates, even though they are marketed for a different use. We may seek to use existing compounds to serve as candidates for Vagonixen™ (including a compound owned by Abbott), or Ocuprene™. In the event that third parties own rights to these compounds, we may be required to obtain licenses to use these compounds, which could be costly or impossible to obtain. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

Nondisclosure agreements with employees and third parties may not adequately prevent disclosure of trade secrets and other proprietary information.

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

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Manfred Mosk, Non-Executive Chairman of the Board, Dr. Amir Pelleg, President, Chief Operating Officer, Chief Scientific Officer and a director, Sanford J. Hillsberg, a director and Secretary, Dr. Rudolph Nisi, the Vice Chairman and a director, Dr. David Benditt, a director and our clinical consultant, and Dr. Pasquale Patrizio, one of our scientific advisors. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. We currently have only two full-time employees, Dr. Pelleg and Marie Sciocchetti, our Vice President of Operations, and one part-time employee Mark Reynolds, our Chief Financial Officer. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services could have a material adverse effect on our operations.

We believe we will be able to manage our current business with our existing management team. However, subsequent to this financing, we plan to expand the scope of our operations, and therefore, we will need to obtain the full-time services of a CEO and additional personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock currently is traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock currently trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small early stage company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before brokers and dealers can effect transactions in penny stocks. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

As of August 31, 2005, our directors and executive officers and their affiliates beneficially owned over 74.4% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of October 25, 2005, we had outstanding 19,652,801 shares of common stock (including the 249,819 shares issued to Cato Research Ltd. that we still hold in escrow and that, therefore, cannot currently be transferred). All of these shares have either been registered for resale or have become eligible as of October 25, 2005 for resale under Rule 144 promulgated under the Securities Act of 1933. During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Because of the limited trading volume, the sudden release of the foregoing registered shares or shares sold pursuant to Rule 144 onto the market could have an adverse affect on the trading price of our stock. No prediction can be made as to the effect, if any, that sales of these shares or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Item 3. — Controls and Procedures

Our President (the principal executive officer) and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 6. — Exhibits

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

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: October 28, 2005	By:	/s/ Mark W. Reynolds
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