Form 10KSB
period 2005-12-31
DUSKA THERAPEUTICS, INC.
filed 2006-03-31
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from              to

Commission file number 000-33023

Duska Therapeutics, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	86-0982792
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Two Bala Plaza, Suite 300, Bala Cynwyd, Pennsylvania	19004
(Address of Principal Executive Offices)	(Zip Code)

(610) 660-6690

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in respect to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 20, 2006 was approximately $2,575,139 based on the closing sales price reported by the OTC Bulletin Board on such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 19,652,801 shares of the Company’s common stock outstanding on March 5, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Duska Therapeutics, Inc. (“Duska”), a Nevada corporation formerly known as Shiprock, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, Duska Scientific Co. (“Duska Scientific”), a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risks Related to our Business” beginning on page 33.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

Duska Therapeutics, Inc. (“Duska”) is a Nevada corporation based in Bala Cynwyd, Pennsylvania that currently carries out all of its business operations through our wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Duska is an early stage biopharmaceutical company that is focusing on the development of diagnostic and therapeutic products based on adenosine 5’-triphosphate (ATP), and ATP related receptors. ATP is a natural compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lung, intestine and kidney, by activating cell surface receptors called P2 receptors (P2R). Scientists have recognized in recent years that the pharmacological activation and inhibition of P2R by specific compounds, which bind to these receptors, called agonists and antagonists, respectively, could be harnessed for the potential development of new drugs for the diagnosis or treatment of various human disorders, including cardiovascular, pulmonary, neural and renal diseases.

Corporate Business Strategy

Drug discovery based on modulations of purinergic signal transduction pathways has, in the past two decades, almost exclusively focused on the adenosine receptors, referred to as P1R. However, the cloning in recent years of receptors activated by ATP and related compounds (P2R) has created opportunities for the development of novel therapeutic and diagnostic modalities addressing significant medical needs that have not been fully met heretofore.

ATP and related compounds exert pronounced effects on different systems throughout the body including the central nervous system, cardiovascular/renal system, intestine and lung. Modulation of these effects can be achieved by manipulations of the P2R signal transduction pathways using biological compounds or pharmacological agents acting as agonists, partial agonists, antagonists or allosteric modifiers (i.e., compounds that bind to the receptor and thereby alter its affinity to an agonist or an antagonist) of P2R, as well as agents that target specific points in the intra-cellular signal transduction cascade controlled by these receptors.

We are focused on the development of new drugs based on our P2R technologies. Our Scientific Advisory Board consists of experts in the field of ATP and P2R as well as in clinical fields in which our current and proposed product candidates have specific diagnostic and therapeutic targets.

Our product development to date has focused on ATPace™ and ATPotent™, based in part on promising preliminary published data generated by investigators in Europe who are now associated with us as scientific advisors, as well as on our belief that the required development programs for these drug candidates could be completed in a relatively cost-efficient manner. COPD, chronic cough and glaucoma are serious medical indications for which no fully satisfactory treatments are available, and which represent important commercial therapeutic markets. If we would be successful in our attempts to license a compound that may serve as a Vagonixen™ drug candidate for the treatment of COPD and chronic cough, we anticipate allocating a very significant portion of our resources to this proposed drug development project, which currently is at an earlier stage than either ATPace™ or ATPotent™ and which is expected to involve much larger expenditures over a longer period of time than those drug candidates. Subject to the availability of sufficient financial and other resources, we plan to initiate a drug discovery program for Ocuprene™, our proposed drug candidate for the treatment of glaucoma.

Our strategy for development of our lead product candidates and proposed product candidates is as follows:

•	Vagonixen™ is our proposed drug for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. Our proprietary position in this field consists of the blockage of a specific ATP receptor subtype in the lungs. A recent pre-clinical study that we sponsored at a leading U.S. academic center has shown that a compound owned by a large pharmaceutical company effectively blocks our targeted receptor subtype in the lung. Based on this study, we have filed for a patent covering the use of this compound for the treatment of COPD and chronic cough. We currently are seeking to enter into an exclusive world wide licensing agreement with that large pharmaceutical company covering the development of the compound for all potential clinical indications including COPD and chronic cough. If we consummate this license agreement, we would consult with the FDA regarding the development of this compound, based upon a new formulation, as our Vagonixen™ drug candidate. We have commenced preliminary discussions with several companies concerning a potential future strategic alliance with regard to the development of Vagonixen™, although our current goal, subject to acquiring a license for the compound and having sufficient capital resources, will be to complete a Phase I trial for Vagonixen™ before entering into any strategic alliance for this proposed drug.

•	ATPace™ is a liquid formulation of ATP for intravenous administration that we are clinically developing as a new diagnostic test for identification of patients who faint due to an abnormally slow heart rate (i.e., patients with bradycardic syncope), some of whom could benefit from cardiac pacemaker therapy. The rate of patient enrollment in our ATPace™ Phase II trial to date has been slower than we had originally anticipated. Accordingly, we have temporarily suspended the enrollment of patients into the trial, effective as of March 23, 2006. We are currently re-evaluating the development strategy for ATPace™; specifically, we intend to consider revising aspects of the protocol such as the eligibility criteria, and addition of sites outside of the U.S. In addition, an alternative strategy is being considered: pursuing a modified development program of this product as a therapeutic rather than diagnostic drug. Pending the outcome of this process, Duska Scientific Co. will forward the clinical sites an amendment to the IND.

•	ATPotent™ is a novel formulation of ATP for the treatment of male infertility in conjunction with intrauterine insemination (IUI) and/or in vitro fertilization (IVF) procedures. We are currently conducting pre-clinical safety and efficacy studies with ATP (the active ingredient of ATPotent™) at the University of Pennsylvania. We expect to complete this study in the second half of 2006. Based on preliminary data obtained in this pre-clinical study, we have decided to reformulate ATPotent™ and redesign its packaging in order to create a user friendly product with a desirable shelf life. In the event the data from this study is positive and CooperSurgical exercises its right to acquire the exclusive marketing rights for ATPotent™ in accordance with the agreement between us and CooperSurgical, CooperSurgical will be responsible for funding a substantial portion of the Phase II and Phase III clinical trials, and we will be responsible for the preparation and submission of the NDA for this product. The license agreement with CooperSurgical will provide for an upfront licensee fee and royalty payments to us in amounts that will be negotiated by the two parties.

•	Ocuprene™ is our proposed drug for the treatment of glaucoma. In March 2005, we acquired ownership of a P2 receptor-related technology upon which we will base the development of Ocuprene™. We intend to launch a drug discovery and development program initially aimed at the discovery of an appropriate small synthetic molecule or an RNAi product to serve as this drug candidate. We currently are discussing with a leading U.S. academic medical center a potential collaboration aimed at discovering such a drug candidate.

Background of Our Company

Prior to August 2004, our company was known as Shiprock, Inc. and had been engaged in very limited activities in an unrelated business. On August 30, 2004, Shiprock completed a merger in which Shiprock, through a wholly-owned subsidiary formed specifically for this purpose, acquired in a merger all of the outstanding shares of Duska Scientific in exchange for 17,727,801 shares of Shiprock’s common stock and warrants and options to purchase a total of 13,441,301 shares of Shiprock’s common stock upon cancellation of outstanding warrants and options to purchase shares of Duska Scientific. As a result of the merger, Duska Scientific became a wholly-owned subsidiary of Shiprock. After the merger, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its prior limited business operations, which were outside of the field of drug development, and moved its offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business of developing new products for the diagnosis or treatment of human diseases based upon ATP and P2R as previously conducted by Duska Scientific.

Our operating subsidiary, Duska Scientific, was founded by Dr. Amir Pelleg as a Delaware corporation in 1996. In 1999, Duska Scientific commenced its drug development operations by acquiring a U.S. patent covering ATPace™ and Vagonixen™ from Dr. Pelleg, the inventor, and the rights to a second U.S. patent covering Primastrene™ from the co-inventors, Dr. Pelleg and Dr. Edward Schulman, who in turn acquired these rights from Drexel University College of Medicine in Philadelphia, Pennsylvania. Dr. Pelleg was a Professor of Medicine and Pharmacology at the Drexel University College of Medicine until September 2004. At that time he became our full-time employee in his capacity as President, Chief Operating Officer and Chief Scientific Officer, having served as President and Chief Scientific Officer of Duska Scientific on a part-time basis before then. Dr. Pelleg is now an Adjunct Professor at the Drexel University College of Medicine. Dr. Schulman is a Professor of Medicine at the Drexel University College of Medicine. We subsequently acquired an exclusive license to a patent covering ATPotent™ from the Italian scientists who were co-inventors of this technology, Dr. Francesco DiVirgilio and Dr. Carlo Foresta. Dr. Schulman and Dr. DiVirgilio, who is a Professor of Immunology at the University of Ferrara in Italy, are members of our Scientific Advisory Board. Recently, we have acquired from a group of European clinical scientists the exclusive rights for a novel technology, on the basis of which we are planning to develop Ocuprene™ as a new therapeutic modality in the management of glaucoma.

Background of Our Technologies

Technology

Adenosine 5’-triphosphate (ATP) is a natural substance that plays a critical role in intracellular metabolism and fueling bodily functions. Intracellular ATP, which is the energy source of all functions of the human body is released from various cell types into the extracellular space under physiologic and pathophysiologic conditions. In 1929, Drs. Drury and Szent-Gyorgyi were the first to observe the pronounced cardiovascular effects of extracellular adenosine, a byproduct of ATP’s degradation; since then, numerous studies have documented various effects of ATP in different cells, tissues and organs mediated by specific cell-surface receptors called P2 receptors (“P” denoting purinergic; P2R). ATP is considered a local regulator that plays an important physiologic role under both normal and disease conditions.

Purinergic Signal Transductions

In the late 1970’s, Dr. Geoffrey Burnstock, who is Chairman of our Scientific Advisory Board, hypothesized that specific cell surface receptors, which he called purinoceptors, or P receptors, mediate the actions of adenosine and ATP. Dr. Burnstock classified these into P1 and P2 receptors, respectively. It is now well established that extracellular ATP and similar compounds exert their effects by activating the P2 receptors (P2R) and that the P1 receptors (P1R) mediate the effects of extracellular adenosine, the product of enzymatic degradation of ATP. P2R are further sub-divided into two receptor families identified as P2X and P2Y. At least 15 different P2R have been cloned up to this point.

The activation of the cell surface P2R by a specific compound triggers a chain of events culminating with various effects, depending on the cell type expressing these receptors.

Sources of Extracellular ATP

There are several sources for extracellular ATP. ATP is stored in relatively large amounts in platelets and is released during their activation. Similarly, ATP is stored in red blood cells from which it is released under conditions of imbalance between oxygen supply and oxygen demand. In addition, several biological substances as well as increased blood flow can induce the release of ATP from cells that line blood vessels and smooth muscle cells. ATP is also released from nerve cells and from exercising skeletal muscles, as well as inflammatory cells.

In the heart, ATP is released into the extracellular fluid under various conditions. Specifically, ATP release is evoked by sympathetic nerve stimulation and by endogenous cardiac stimulants. In addition, ATP is released in the heart whenever the supply of oxygen to the heart does not meet the demand for oxygen and from cardiac muscle cells deprived of adequate oxygen supply in vitro.

The Product and Proposed Product Candidates that We are Currently Developing

Vagonixen™

Background and Rationale

Syndrome: Chronic obstructive pulmonary disease (COPD) is a major global health problem that is causing an increasing burden on health-care spending. COPD is characterized by airflow limitation that is not fully reversible. The airflow limitation in most cases is both progressive and associated with an abnormal inflammatory response in the lungs to noxious particles or gases. This progressive relentless loss of lung function is the result of emphysema due to destruction of lung tissue and narrowing of small airways caused by the inflammation process.

Economic burden: The Global Burden of Disease studies predicts that COPD, which was ranked as the sixth most common cause of death worldwide in 1990, will become the third leading cause of death by 2020. Currently, the World Health Organization, or WHO, ranks COPD as the fourth most common cause of death in developed countries. In North America, COPD is the only major cause of mortality that has risen over the last 30 years. It is the fourth most common cause of death, and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. The estimated number of persons who would die of COPD in North America in 2005 is 130,000. Recent estimates indicate that COPD resulted in $32.1 billion of direct and indirect costs in 2002, which is a manifestation of the major economic impact on society of this disease.

Cause of the Disease: The risk factors for both forms of COPD include smoking, a familial predisposition, and occupational exposures. Smoking is by far the major cause of COPD. The chronic obstructive bronchitis form of COPD is characterized by marked cough, excess sputum production and breathlessness. The emphysema form of COPD is characterized by destruction of normal lung tissue. Usually, both forms co-exist to produce symptoms of cough, sputum hypersecretion and breathlessness.

Clinical targets: Pharmacologic therapy is necessary for the management of symptoms. However, none of the currently available therapies can modify the long-term deterioration of lung function. In the emphysema form of COPD, the destruction of lung tissue that occurs with cigarette smoking cannot be effectively inhibited or reversed by existing therapies. In chronic bronchitis, which is often present either alone or in combination with emphysema, the potential therapeutic targets are airway nerves, stimulation of which causes cough and promotes mucus hypersecretion, thereby producing the constriction of airways.

Bronchodilators have long been the mainstay of symptomatic treatment. The parasympathetic limb of the autonomic nervous system (i.e., the vagus nerve), a major carrier of neural sensory afferent traffic from the lungs to the brain and efferent neural traffic from the brain to the lung, is the dominant neural component responsible for the diameter of the airways by controlling the airways’ smooth muscle tone. The impairment of lung function in COPD is in part the result of altered cholinergic vagal bronchoconstrictive tone. Thus, anticholinergic agents that block this neural pathway have been playing a central role in the management of COPD, and are currently the most common therapy in COPD (e.g., tiotropium bromide; a long-acting bronchodilator).

Critical role of the vagus nerve in COPD: Bronchoconstriction and excess mucous secretion are two major causes of airflow limitation in COPD, both of which are directly regulated by the vagus nerve. In addition, vagal nerve endings mediate chronic cough associated with COPD. When these nerve endings are irritated, neural signals from the lungs go to the brain (termed afferent neural traffic). The brain processes these signals and in response generates its own signals that are sent to the lungs and airways (termed efferent neural traffic), where they induce bronchoconstriction and cough. Indeed, certain drugs that can block the effects in the lungs of some of these brain signals, traveling through the vagus nerve, are used in the treatment of COPD (i.e., anticholoinergic agents). Furthermore, the stimulation of these nerve endings leads to a local release of substances which play an important role in inflammation (i.e., neurogenic inflammation). This action is known as the axon reflex distinct from the central reflexes outlined above. Thus, a drug that could inhibit these two types of reflexes (i.e., central and axon) could have therapeutic value in the management of bronchoconstriction, cough and inflammation, all of which are characteristic of COPD.

Potential role of extracellular ATP in obstructive airway diseases: Basic research studies have shown that intravenous administration of ATP narrows airway diameter (bronchoconstriction) in the lungs of dogs. This bronchoconstrictive action of ATP is mediated by a central vagal reflex and is caused by the activation of a specific P2 receptor subtype located on vagal sensory nerve terminals in the lungs. In addition, these studies have shown that ATP activates the P2 receptor located on sensory nerve terminals in the lungs believed to play a major mechanistic role in the cough reflex.

Consistent with these observations, it has subsequently been shown that aerosolized ATP produced marked bronchoconstriction in healthy human subjects and more potently so in asthmatic patients at concentrations well below those of other agents, including among other substances, adenosine (a byproduct of ATP used in the clinical laboratory to induce bronchoconstriction as a part of pulmonary function evaluation). In addition, aerosolized ATP induced cough in 70% of the studied healthy subjects and 100% of the patients with either COPD or asthma. Furthermore, it was found that the level of ATP in the lungs of COPD patients is approximately three times that found in healthy subjects.

Taken together, these data indicate that extracellular ATP could play a major mechanistic role in bronchoconstriction and cough by activating vagal sensory nerve terminals in the lungs.

P2 receptor antagonist in COPD: Extracellular ATP activates a specific P2 receptor located on pulmonary vagal nerve endings, which mediate bronchoconstriction and cough. Thus, the stimulation of vagal nerve endings in the lungs by ATP exacerbates neurally-mediated (vagal) bronchoconstriction and cough, the hallmarks of chronic cough and COPD. Therefore, pharmacological agents that block these receptor sites could eventually become a new therapeutic modality in the management of patients with these disorders. Such a therapy would constitute a novel approach in which the reduction of vagal nerve input to the lungs (i.e., neural traffic from the brain termed “efferent neural traffic”) is obtained by the inhibition of sensory input to the brain originating in the lungs (termed “afferent neural traffic”).

Product Development Plan

Our product development plan is aimed at the development of a specific and selective antagonist of P2 receptor subtype in the lungs as Vagonixen™ drug candidate for the management of patients with COPD and chronic cough. We have identified an existing compound that had been developed in the pre-clinical stage by a large pharmaceutical company for an unrelated disease application that could serve as our Vagonixen™ drug candidate. Last year, we sponsored a preliminary in-vitro study of this compound at a leading U.S. academic center that showed that this compound can effectively block the P2R subtype in the lung, which is targeted by Duska.

In the event we acquire this compound, we intend to develop it as Vagonixen™ drug candidate (that is a novel powder formulation) to be administered by a dry powder inhaler (DPI). DPI design is based on state-of-the-art technology for drug administration into the lungs. The inhaler will be a handheld device that delivers a precisely measured dose of medication into the lungs.

ATPace™

Background and Rationale

Syndrome: Syncope, or fainting, is a transient loss of consciousness. It is a common medical problem that is associated with a high mortality rate in a selected subgroup of patients, and yet one of the most challenging diagnostic problems in clinical practice. Syncope exerts a dramatic and deleterious effect on the quality of life of affected patients, in particular elderly patients.

There are multiple causes of syncope. Although advances in recent years in the evaluation of syncope have been substantial, there are still many unanswered questions regarding the pathophysiology of syncope, and there is a need for novel diagnostic approaches. Neurally mediated syncope (or reflex syncope), the most common type of syncope, is caused by systemic arterial hypotension (i.e., low blood pressure) or bradycardia (i.e., slow heart rate) or both.

Epidemiology: Syncope is common in the general population. Caucasians seem to be more affected than blacks; the reason for this difference is unknown. The age distribution of syncope is bimodal with a peak in teenagers, and the elderly. Using the lifetime cumulative incidence parameter as the most appropriate measure of an episodic disease such as syncope, a clear age dependency in adults is revealed. Aging is associated with increased incidence; specifically, while the cumulative incidence of syncope in young adults (i.e., 20-29 years old) is approximately 5%, in the elderly, it is approximately 20% (60-69 years old) to 30% (70-79 years old) and approximately 50% in subjects 80 years old and older. In young populations, the lifetime cumulative incidence of syncope in women is almost twice that of men. On average, 3% of adults in the U.S. suffer from recurrent syncope. The sixth leading cause of death in the U.S. in people 65 years and older are accidents, many of which are related to syncope and falls. Falls occur in 20% of people 65 years and older, half of which are due to syncope.

Economic burden: In the U.S., syncope accounts for 3% of emergency room visits and 6% of hospital admissions. Although syncope patients are subjected to a series of examinations and tests costing more than $800 million per year, a cause of syncope is found in only 40% of patients.

Cause of the Disease: Most common causes of syncope consist of disturbances in the function and/or structure of the cardiovascular system. Other causes of syncope, including those arising from neurological, psychiatric or endocrine/metabolic disturbances, are relatively rare. In about half of the patients where a probable diagnosis has been established, the syncope is due to transient periods of decreased heart rate (bradycardia) and blood pressure (hypotension), mediated by the autonomic nervous system (that portion of the nervous system regulating the function of the cardiovascular system and the glands). Syncope of this origin is termed neurally-mediated (or reflex syncope). Neurally-mediated syncopes (NMS) are classified into three types based on their respective mechanism: bradycardic (syncope due to slow heart rate), hypotensive (syncope due to low blood pressure) and mixed (i.e., combination of the above two mechanisms).

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

Several tests, including HUT, are commonly used in diagnosing NMS. Of these, however, only HUT has been substantially studied. When NMS is suspected, HUT can be useful in confirming this clinical suspicion. Although the specificity (i.e., negative test outcome in non-afflicted subjects) of HUT is similar to that of other dynamic clinical testing (i.e., 80% to 90%), the exact sensitivity (i.e., positive test outcome in afflicted subjects) of the test is unknown, because there is no “gold standard” against which to compare it. One study determined that the “true sensitivity” of HUT is only 61%. The American Heart Association (AHA), American College of Cardiology (ACC) and the Heart Rhythm Society have recommended the use of HUT for the indication of pacemaker therapy in patients with syncope due to a slow heart rate. However, recent studies have failed to fully establish the utility of HUT as an accurate predictor of effective cardiac pacemaker therapy in symptomatic patients with recurrent NMS. Furthermore, of the three relevant mechanisms of NMS (i.e., bradycardia, hypotension and mixture of the former two), HUT is believed to be the least sensitive to bradycardia. Specifically, in a recent North American study of 100 consecutive patients with syncope of unknown origin, HUT identified bradycardia as the relevant mechanism of the syncope in only seven, while another test, known as carotid sinus massage where pressure is applied to the side of the neck to artificially trigger a reflex involving the vagus nerve, identified 37 such patients.

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

Since ATP triggers a neural reflex involving the vagus nerve and a similar reflex plays a critical role in the mechanism of NMS, it has been hypothesized that the response to ATP manifested in slowing of the heart rate (bradycardia) would be accentuated in patients with this syndrome. Clinical studies in Europe by Dr. Daniel Flammang (who subsequently became a member of our Scientific Advisory Board) and his associates support this hypothesis. Specifically, studies by Dr. Flammang involving approximately 500 patients have demonstrated that one of the bradycardic effects of ATP manifested as transient AV nodal conduction block is accentuated in a specific group of patients with syncope of unknown origin or suspected NMS. Furthermore, Dr. Flammang has suggested that ATP can be used as a diagnostic tool to identify patients in whom the mechanism of syncope is bradycardia, and therefore could benefit from cardiac pacemaker therapy. An Italian clinical research group has studied the feasibility of using ATP as a diagnostic tool to determine the mechanism of bradycardia in symptomatic syncope patients. These investigators, who used a different electrocardiographic criterion than that used by Dr. Flammang in determining the outcome of their studies, have demonstrated that ATP can identify bradycardia as the overall mechanism of syncope in symptomatic patients. This group of investigators found a good correlation (at an approximately 70% rate) between the frequency of bradycardic syncope determined by an ILR versus that determined with ATP. It should be noted, however, that a study by an unrelated group of French investigators in 13 patients did not show a correlation between the ILR and the ATP test.

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

Product Development Plan

The rate of patient enrollment in our ATPace™ Phase II trial to date has been slower than we had originally anticipated. Accordingly, we have temporarily suspended the enrollment of patients into the trial, effective as of March 23, 2006. We are currently re-evaluating the development strategy for ATPace™; specifically, we intend to consider revising aspects of the protocol such as the eligibility criteria, and addition of sites outside of the U.S. In addition, an alternative strategy is being considered: pursuing a modified development program of this product as a therapeutic rather than diagnostic drug. Pending the outcome of this process, Duska Scientific Co. will forward the clinical sites an amendment to the IND.

The design of these trials is subject to further revision based on any additional input with the FDA, which may subsequently require us to perform additional or different studies from those currently contemplated.

Phase II:	The goal of our Phase II trial will be to define the diagnostic criteria of the ATPace™ test and confirm the minimum effective dose. The response to ATPace™ of control subjects compared to patients with syncope of unknown origin or NMS or patients with a history of loss of consciousness due to a known cause (which is not NMS) will be determined in a multi-center study.

Phase III:	Our currently planned Phase III trial will compare the efficacy of ATPace™ to an FDA recognized standard. The trial will be a multi-center study in which the ATPace™ diagnostic test will be administered to patients who have an ILR or who are candidates for an ILR. The objective of the trial will be to demonstrate equivalency between the clinical utility of an FDA-approved “gold standard” test and the ATPace™ test.

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

Epidemiology: It has been estimated that 6-8 million couples in the U.S. alone, who are involuntarily childless and require some assistance to conceive, sought medical treatment for infertility in 2003. Male infertility accounts for about 40% of these cases and about 60% of the latter are patients with oligoastheno-zoospermia (i.e., low sperm count and low sperm motility). A recent study in the UK has found that the average “normal” sperm count fell by 29% from 1989 to 2002, reflecting an on-going alarming trend in developed countries.

Economic burden: According to the U.S. Department of Health and Human Services and the Centers for Disease Control and Prevention (CDC), in 2003 there were more than 430 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. Treatment options include surgical interventions, drug and hormonal therapies as well as complex and expensive procedures of Assisted Reproductive Technology, or ART. The latter include, among other technologies, in vitro fertilization, or IVF, and intracytoplasmic sperm injection, or ICSI. According to a 2003 CDC study, approximately 122,800 ART procedures were performed in the U.S. in the approximately 390 clinics that reported. We believe that the fertility industry’s annual revenue from various treatments is in the range of $2.7 billion. We estimate the average cost of one round of IVF, with no guarantee of success, is $10,000, and the average amount spent to produce a baby using ART is $58,000. Approximately 48,000 live babies were born in the U.S. as a result of ART performed in 2003. We believe that for the foreseeable future the clinical laboratory will continue to play a pivotal role in improving the accuracy of diagnosing and efficacy of treatment of male infertility.

Cause of the Disease: The cause of male infertility is determined in only a minority of the cases. Most of the time, the causes of infertility are unknown mainly because of the inability to detect which sperm functions are defective. Factors known to contribute to male infertility include: (a) gonadotrophin deficiency; (b) genital tract obstruction; (c) sperm autoimmunity; (d) coital dysfunctions; and (e) reversible effects of toxins, drugs or illnesses. The majority of the cases are secondary to the unknown cause of low sperm count and low sperm motility. Despite the inability to determine the cause of the disorder, couples are treated with a variety of ART procedures, including IUI, IVF and ICSI.

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

ATPotent™ for the treatment of male infertility: ATPotent™ is being developed as a new pharmacological formulation in which the active ingredient is ATP. Studies in a small number of patients by Italian clinicians and scientists have shown that extracellular ATP rapidly and potently induces and increases the rate of the acrosome reaction, which is a precursor and requisite event for the sperm’s fusion with and penetration into the ovum (egg). These effects of ATP were also demonstrated in bull sperm by scientists in Israel. Preliminary observations in 22 cases performed in Italy demonstrated that the fertilization rate of ATP-treated sperm was significantly higher (by 54%) than that of non-treated sperm during IVF procedures. We are the exclusive licensee of a patented technology for ATP-based diagnosis of male infertility and treatment of human sperm as a means to improve the performance of human sperm during IUI and/or IVF procedures with a view to increasing the rate of pregnancies. (ATPotent™ is not indicated for use in conjunction with ICSI, a specific in vitro fertilization procedure, which is employed in special male infertility cases.) Please see “Intellectual Property.”

Product Development Plan

We are currently carrying out at the University of Pennsylvania safety and efficacy laboratory studies with ATP (the active ingredient in ATPotent™) using human and animal sperm as well as animal eggs and animal embryos. These protocols have been reviewed and cleared by the FDA. Based on preliminary data obtained in these pre-clinical studies, we have decided to reformulate ATPotent™ and redesign its packaging in order to create a user friendly product with a desirable shelf life. Recent pre-clinical experiments conducted by U.S. scientists have shown some variability in the effects of extracellular ATP on the acrosome reaction of sperm of healthy human donors. Accordingly, pending review of the final data to be obtained in the pre-clinical studies, we may focus the development of ATPotent™ first on its clinical use in conjunction with IUI rather than IVF.

The research program described below is subject to further revision based on our discussions with the FDA, which could require us to perform studies in addition to those described below, which might result in additional expenditures and delays in the presently estimated timelines.

Preclinical Research:	Compare the pharmacological activity of the European ATP formulation with that of ATPotent™ and conduct pre-clinical laboratory studies with human, canine and rodent sperm and rodent eggs to characterize certain safety and efficacy effects of ATPotent™ on sperm characteristics as well as egg fertilization and early embryonic (animal) development.

Phase I/II Clinical Study:	A proof of concept clinical study in infertile couples subjected to IUI procedures aimed at demonstrating the ability of ATPotent™ to significantly increase the rate of pregnancy. The details of this study will be discussed with the FDA and the commencement of the study will be subject to prior FDA approval.

Phase III Clinical Study:	This is planned as a larger scale study than the prior protocols. The details and the design of this study will be discussed with the FDA prior to its commencement.

Assuming the successful completion of these studies, we will consult with the FDA on the design of the clinical trials and matters pertaining to the preparation and submission of an NDA based upon the specific clinical claims for this product candidate. The FDA may request additional human data required to demonstrate the final clinical endpoint of efficacy that is outlined in our proposed protocols. In either such event, the action of the FDA could significantly increase the timing and cost of the ATPotent™ research program.

Ocuprene™

Background and Rationale

Syndrome: Glaucoma is a group of eye diseases characterized by progressive optic nerve damage and visual field loss culminating in blindness. Elevated fluid pressure within the eye, or ocular hypertension, is the primary treatable risk factor in glaucoma.

Epidemiology: Data gathered by the WHO show that glaucoma is the second leading cause of blindness globally (after cataracts), estimated to afflict 65 million people. The WHO has predicted that the number of cases of glaucoma will rise as the number of people aged 60 years or over doubles to reach 1.2 billion by the year 2020. Similarly, glaucoma is the second leading cause of blindness in the United States; according to the US Glaucoma Research Foundation, an estimated three million people in the United States suffer from this disorder.

Rationale for a new drug development: Current optional drugs for the treatment of ocular hypertension are selective and non-selective beta-blockers, carbonic anhydrase inhibitors, prostaglandin analogues, and adrenergic and cholinergic agonists. Although there has been recent growth in the range of therapeutic options, including multiple drug therapies and surgery, glaucoma treatment practices vary widely and all are non-optimal and associated with significant side effects. Therefore, the management of patients with glaucoma constitutes a significant unmet clinical need.

Scientists in Europe associated with Duska have demonstrated in an animal glaucoma model in vivo that increased intraocular pressure leads to release of adenosine 5’-triphosphate (ATP) into the extracellular space in the eye, upregulation of P2X7 receptor (P2X7) and its activation by ATP. The activation of P2X7 is known to trigger programmed cell death, i.e., apoptosis, which in this setting was manifested by retinal nerve cell damage. Furthermore, the inhibition of this pathway by either the elimination of ATP or the blockade of P2XR prevented retinal nerve cell damage associated with increased intraocular pressure. Similar data that are implicating P2X7 in the retinal nerve cell death associated with ocular hypertension have been published independently by ophthalmologic researchers at the University of Pennsylvania and the University Eye Hospital in Tübingen, Germany.

Thus, we intend to carry out pre-clinical research work aimed at discovering a pharmacologic agent that can block P2X7 and a genetic vector that can block the signal transduction pathway controlled by this receptor in the eye.

Product Development Plan

A portion of the proceeds of our recent private placement will be used to support an on-going drug discovery program being conducted by the Italian scientists from whom we acquired our relevant Ocuprene™ technology. We also are currently discussing with a leading U.S. academic medical center a potential collaborative project aimed at evaluating genetic and pharmacologic approaches in an in vivo glaucoma model for P2X7 antagonists and signal transduction pathway blockers controlled by this receptor.

Estimated Product Development Timelines

We have estimated certain product development timelines for our two current product candidates, ATPace™ and ATPotent™, for which we have initiated clinical or pre-clinical trials, respectively. Our estimated timelines are based on a number of assumptions, including the timely receipt of financing to fund clinical development work, FDA approvals of our protocols, and other factors. Accordingly, the actual timeframes to complete development of these product candidates and obtain FDA marketing approval could be substantially longer than projected.

Phase II clinical trial for ATPace™, the patient enrollment of which began in March 2005, is targeted to be completed by late 2007. Assuming successful completion of the Phase II trial, following the submission of a final report for this Phase II study to the FDA, we expect to seek FDA clearance for the Phase III clinical trial for ATPace™. In the event we successfully complete the Phase III clinical trial, we would expect to submit an NDA for ATPace™ to the FDA for approval, with that submission targeted for 2009.

In July 2005, we initiated a pre-clinical laboratory study with ATPotent™ at the University of Pennsylvania. Subject to our confirming the equivalence in pharmacological activity between the ATP formulation used in prior experiments and our ATPotent™ formulation, we are expecting to complete these studies with ATPotent™ in approximately twelve months from initiation. Subject to the outcomes of these studies and results of our meeting with the FDA, we expect to initiate the clinical trials for ATPotent™ by early 2007.

Additional Potential Applications for Our Technology

In addition to our current and proposed product candidates that are in various stages of active development, we have a pipeline of potential diagnostic and therapeutic agents based on the modulation of the cellular mechanisms controlled by P2 receptors, which regulate cellular function, referred to as P2R signal transduction.

These applications include:

•	Primastrene™: A proposed drug for the treatment of asthma. We have not to date identified a compound that could serve as this drug. However, we have recently approached a leading U.S. medical institution for the purpose of performing a study to generate data for use in connection with a grant application to the National Institutes of Health for funding to support in part this development program.

•	Aspirex™: A drug that induces airway spasms and cough that can be used as a clinical tool for the differential diagnosis between COPD and asthma, as well as monitoring the efficacy of a given therapy in the management of patients with these diseases. We intend to commence development of this product candidate pending successful results from an additional proof of concept study with this drug, that we plan to conduct in the near future at a leading academic medical center in Europe.

•	ATPotentForte™: A second generation formulation of the ATPotent™ product candidate.

•	A diagnostic test for sick sinus syndrome, which may also be predictive of effective cardiac pacemaker therapy.

•	A diagnostic test for the identification of one of the most common types of heart rhythm disturbance manifested as rapid beating of the heart.

We also may seek to acquire rights to additional relevant medical technologies, including those in the P2 receptor technology area, with the cardiovascular, respiratory and human reproduction areas being of particular interest to us.

Markets Targeted

With the exception of ATPace™, we have to date not performed an analysis of the potential market for our product candidates. However, we have reviewed some publicly available data produced by independent sources, including government agencies, relevant to the overall markets in which our product candidates are expected to compete. Our present strategy in the development and marketing of ATPace™ and ATPotent™ focuses on the U.S. market, which is the largest single pharmaceutical market in the world. However, with respect to Vagonixen™ and Ocuprene™ for the treatment of COPD and chronic cough and for glaucoma, respectively, and other potential product candidates, we will focus on the U.S. market as well as certain foreign markets. There can be no assurance, however, that the actual markets for our product candidates will conform to the estimates provided below.

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

ATPotent™

According to the U. S. Department of Health and Human Services and the Centers for Disease Control and Prevention (CDC), in 2003 there were more than 430 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. The CDC reported that in 2003 approximately 122,800 Assisted Reproductive Technology procedures were performed for the treatment of infertility in the approximately 390 clinics in the U.S. that submitted survey data. In 2002, fertility clinics in the U.S. collected $2.7 billion for their services. We expect the primary target market for ATPotent™ to be the IUI and IVF procedures which constitute a significant portion of the overall ART procedures performed in the U.S.

Vagonixen™

In North America, COPD is the fourth most common cause of death and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. Recent estimates indicate that COPD resulted in $32.1 billion direct and indirect costs in 2002, which is a manifestation of the major economic impact on society of this disease. In 2005, the estimated number of persons who will die of COPD in North America is 130,000. It is expected that by 2020, COPD will become the third leading cause of death in the U.S. COPD also is an increasing cause of morbidity and mortality worldwide.

We estimate the total COPD therapeutic market in the U.S. at $1.6-$2.0 billion annually and believe that Vagonixen™ could address a portion of that market.

Ocuprene™

We estimate the total worldwide glaucoma therapeutic market at $1.5 billion annually and believe that Ocuprene™ could address a portion of that market.

Manufacturing

ATP powder, an inexpensive product, is manufactured by several leading manufacturers of pharmaceutical raw materials. The world’s largest manufacturer of ATP supplies us with ATP powder, the specifications of which are recorded by the FDA in a Drug Master File. We have entered into contract manufacturing agreements with a U.S. subsidiary of Boehringer-Ingelheim, BVL, that is FDA approved and another U.S. specialty company approved by the FDA to perform the analytical services, storage and packaging of ATPace™ for clinical supplies in connection with our ATPace™ clinical research program.

We have received from our contract manufacturer and have been using in our ATPace™ clinical trials ATP investigational drug supplies with a shelf life that expires in May 2006. We intend to contract with BVL to produce sufficient additional quantities of the ATP investigational drug to complete our planned ATPace™ Phase II and Phase III clinical trials.

Intellectual Property

Our technology and current and proposed product candidates under development are currently covered by the following patents and corresponding pending patent applications described below:

•	A Process for Regulating Vagal Tone (U.S. Patent #5,874,420 issued on February 23, 1999; Australian Patent #710,770 issued on January 20, 2000; European Patent #0906102B1 issued on June 16, 2004 (Canadian and Japanese patent applications are pending). Duska Scientific is the owner of these patent properties. The granted United States and Australian patents cover a method of modulating vagal tone by administering a mediator of P2X- purinoceptors on vagal afferent nerve terminals. The granted European applications patents and pending Japanese application claims cover the use of an antagonist or allosteric modifier of P2X-purinoceptors on vagal afferent nerve terminals for reducing vagal tone. The claims in all countries also cover the use of mediators of P2 purinoceptors for diagnosing abnormal vagal tone. The mediator of P2X purinoceptors is exemplified in our current product candidate, ATPace™, and our proposed product candidate, Vagonixen™.

•	Method for Inducing the Acrosome Reaction in Human and Animal Spermatozoa (U.S. Patent #5,474,890 issued on December 12, 1995; Australian Patent

#666,011 issued on June 8, 1993). Duska Scientific is the exclusive licensee of these patents. Claims cover the use of ATP- induced acrosome reaction in mammalian sperm as a diagnostic test as well as for treatment of malfunctioning sperm in the management of male infertility and the improvement of cryopreserved sperm during IVF procedures.

•	Methods of Diagnosing, Monitoring and Treating Diseases (U.S. Patent Application filed July 22, 2005). Application claims the benefit of provisional U.S. Patent Application #60/590,101 (filed July 22, 2004), and provisional U.S. Patent Application #60/662,033 (filed March 15, 2005). Duska Scientific is the owner of this patent application. Claims cover the use of ATP and related compounds for the differential diagnosis of obstructive pulmonary diseases as well as the evaluation of the efficacy of a given therapy in the management of patients with these disorders as well as additional claims, including those relating to the compound that we intend to license to use as our Vagonixen™ drug candidate.

•	Inhibition of Neuronal Damage (U.S. Patent Application #60/685,802 filed May 31, 2005). We are the owners of this patent application. Claims cover materials and methods for blocking neuronal damage associated with the pathological action of ATP and conditions such as glaucoma.

•	Screening Method for Modulation of Human Mast Cell Activation (U.S. Patent #6,465,441 B2 issued on October 15, 2002). Duska Scientific is the owner of this patent. Claims cover the use of human lung mast cells in vitro for screening inhibitors of ATP binding to P2Y- purinoceptors, for use as histamine release inhibitors. Animal models have been determined to be of limited value since non-human mast cells differ significantly from human mast cells regarding several critical aspects of allergic reaction-induced inflammatory mediators’ release.

•	Modulation of Human Mast Cell Activation (U.S. Patent #6,372,724 issued on April 16, 2002; Australian Patent #741,713 issued on March 24, 1998; EPO, Canadian and Japanese are pending.) Duska Scientific is the owner of these patent properties. Claims cover the use of inhibitors of ATP binding to P2 receptors on mast cells for treatment of disorders characterized by undesirable histamine release from lung mast cells. The treatment is exemplified in our proposed product candidate Primastrene™.

In addition to patents, we also license certain of our intellectual property.

Pursuant to a License and Assignment Agreement dated as of November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman (i) assigned to Duska Scientific their ownership, which they in turn acquired from Drexel University College of Medicine, of an invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPace™ and Vagonixen™ and (ii) granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including a pending U.S. patent application, that are the basis for Primastrene.™ In consideration for this assignment and license, Duska Scientific issued 240,000 shares of its common stock to Dr. Pelleg and 240,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals an amount equal to (i) 2% of the net sales of products by Duska Scientific based on the foregoing inventions and (ii) 2% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing inventions (a portion of these royalties they each had assigned to the medical institution with which they were then associated). On December 14, 2001, Drs. Pelleg and Schulman assigned to Duska Scientific their ownership of the invention, including the pending U.S. patent application, relating to Primastrene,™ and they continue to have the right to receive the payments from Duska Scientific as described above with respect to Duska’s net sales and license fees and royalties or other similar payments paid to Duska Scientific by any licensee that are based on this invention.

Pursuant to a License Agreement dated as of November 15, 1999, Dr. Francesco DiVirgilio and Dr. Carlo Foresta granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPotent™. In consideration for this license, Duska Scientific issued 115,200 shares of its common stock to Dr. DiVirgilio and 115,200 shares of its common stock to Dr. Foresta. Duska Scientific also agreed to pay these individuals an aggregate amount equal to (i) 5% of the net sales of products by Duska Scientific based on the foregoing invention and (ii) 5% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing invention.

Strategic Alliances

We have entered into a number of strategic alliances and collaborative arrangements including those with Medtronic, Inc., CooperSurgical, Inc. (a subsidiary of Cooper Companies, Inc.) and Cato Research Ltd. These arrangements are summarized below.

Medtronic, Inc.

In April 2003, we entered into an agreement with Medtronic, Inc. pursuant to which Medtronic will provide, at no cost to us, support for our Phase II and III clinical trials with ATPace™. As part of this support, Medtronic will provide a number of its cardiac pacing devices and insertable loop recorders (ILR) for use by patients in the trial if the use of this equipment is not covered by the patients’ medical insurance. Medtronic, together with us, has approached qualified clinical investigators as potential principal investigators, and Medtronic will provide technical assistance in connection with the use of its medical devices utilized in the trial and comments on protocol design and assistance, including reimbursement strategies. We intend to continue our collaboration with Medtronic following FDA approval, which may include conducting additional post-marketing studies of ATPace™. Under this agreement, Medtronic is not obtaining any rights to ATPace™ or other remuneration from us.

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

Cato Research Ltd.

In February 2004, we entered into an agreement with Cato Research Ltd., a leading clinical contract research organization, under which Cato Research agreed to provide clinical research management and regulatory affairs support to us for our Phase II and Phase III clinical trials of ATPace™. Cato Research previously had provided certain contracting services to us for our Phase I clinical trial for ATPace™. In consideration for its Phase II services, we issued some of our securities to affiliates of Cato Research and may issue additional securities to it in consideration for services that it provides for our Phase III clinical trials of ATPace™. Our obligation to use Cato Research for our Phase III clinical trials of ATPace™, and Cato Research’s obligation to provide such additional services to us, is conditioned upon us raising total cumulative net proceeds of at least $5,000,000 from qualified financing, any subsequent financing, upon the exercise of its stock options or warrants, license fees or other strategic alliance payments or research grants.

In addition to Cato Research advising and assisting us with clinical product development activities with ATPace™, Cato Research may provide us with day-to-day clinical research management and regulatory affairs services for our other product candidates as we request and under terms that will be agreed to by both parties. By gaining access to Cato Research’s management and its organization of nearly 300 scientists, physicians, statisticians, regulatory affairs professionals and other personnel, we intend to implement our clinical development efforts without having to establish the costly clinical research and regulatory affairs infrastructure necessary to advance our product candidates through the regulatory approval process.

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

Our current and proposed product candidates are expected to compete with a number of products and technologies that are being utilized and developed by companies, academic medical centers and research institutions. Our competitive knowledge is derived from and limited to certain publicly available information on our competition. The following descriptions of the status and capabilities of competitors’ products may be incomplete due to information not being available to us that was either not publicly disclosed by these competitors or that was disclosed more recently than the information reviewed by us.

ATPace™

Currently, there is no other drug specifically approved by the FDA for the diagnosis of the cause of syncope in the U.S. Several other existing diagnostic tools would compete with ATPace™. These would include the head-up tilt table test (HUT), which is not approved by the FDA but nonetheless is widely used in clinical practice, and the Medtronic Reveal® Plus Insertable Loop Recorder (ILR), which is approved by the FDA.

ATPotent™

Currently, there are a number of drugs that are being utilized to some extent in clinical practice for the treatment of male infertility, although none of these drugs are approved by the FDA specifically for this use. Preliminary studies in animals and human subjects with a diet supplement of L carnitine, a biological compound found naturally in the human body, have been shown to increase semen quality, especially in groups with lower baseline sperm quality criteria. However, whether L-carnitine supplementation can improve the ability of sperm of infertile males to increase the rate of fertilization remains to be determined. We are currently not aware of any other drug products under development that require FDA approval that would potentially compete directly with ATPotent™. ICSI, a specific in vitro fertilization procedure, can compete directly with ATPotent™ in certain cases.

Vagonixen™

Vagonixen™ can be expected to compete directly with a number of available drugs and therapeutic modalities, including, among others, Atrovent® (ipratropium bromide) and Spiriva® (tiotropium bromide inhalation powder), both of which are anti-cholinergic agents currently on the market. Drawbacks of Atrovent® include its relatively short duration of action and its inhibition of a specific receptor that may actually enhance, rather than reduce, bronchoconstriction. Spiriva® is a long acting anticholinergic agent designed for once daily dosing. Vagonixen™ will compete with available and new drugs in the research pipeline of a number of companies but, based on its new mechanism of action, may provide certain safety and efficacy advantages.

Ocuprene™

Currently, there are a number of drugs or combinations of drugs, as well as surgery, being used for the treatment of glaucoma. In addition to currently marketed beta-blockers, carbonic anhydrase inhibitors, prostaglandin analogues, and adrenergic and cholinergic agonists, a number of new drugs are under development by major pharmaceutical companies and other entities. Ocuprene™ will compete with many of these existing and potential products, but will be based on a therapeutic mechanism and target that we believe may provide safety and efficacy advantages over currently marketed competing products.

Government Regulation

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase clinical testing program is then undertaken. In Phase I, small clinical trials are conducted to determine the safety of the product. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product (i.e., proof of concept). In Phase III, clinical trials are conducted to provide sufficient data for the statistically significant proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

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

Employees

As of December 31, 2005, we employed two full-time employees and one part-time employee who are primarily engaged in our day to day management. In addition, certain members of our Board of Directors and members of our Scientific Advisory Board provide us with research and development assistance on a part-time, limited basis. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our office space in Bala Cynwyd, Pennsylvania, a suburb of Philadelphia, which facilities we lease under a month-to month lease that can be terminated with a 60 days notice. We currently pay rent of $1,400 per month under the lease for office space as well as certain additional communication costs. We believe our office space is suitable and adequate for its present use.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 30, 2004 under the symbol “DSKT.” Prior to the merger in which Duska Scientific became our wholly owned subsidiary on August 30, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol “SRKI.”

There was little or no trading in our common stock prior to the merger on August 30, 2004 and there has only been very limited trading since then. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
Fiscal 2005
March 31, 2005	$3.00	$2.00
June 30, 2005	$2.25	$1.25
September 30, 2005	$2.25	$0.66
December 31, 2005	$1.01	$0.51

Fiscal 2004
March 31, 2004	$2.50	$2.45
June 30, 2004	$2.45	$2.45
September 30, 2004	$2.45	$1.90
December 31, 2004	$3.00	$1.80

Holders

As of March 5, 2006, there were approximately 126 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. We do not anticipate having any earnings from which to pay dividends in the foreseeable future and currently intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

On August 30, 2004, we completed a merger in which Duska Scientific, through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited activities unrelated to the bio-pharmaceutical industry). In connection with the merger, we changed our name to “Duska Therapeutics, Inc.”, replaced our officers and directors with those of Duska Scientific, ceased our activities at that time and moved our offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of several products including two current product candidates and two proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

Although we acquired Duska Scientific in the merger, for accounting purposes, the merger was accounted for as a reverse merger since the stockholders of Duska Scientific acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of Duska Scientific became our directors and executive officers. Accordingly, our financial statements contained herein, and the description of our results of operations and financial condition, reflect (i) the operations of Duska Scientific alone prior to the merger, and (ii) the combined results of this company and Duska Scientific since the merger. No goodwill was recorded as a result of the merger.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Patents

Although we believe that our patents and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Patent costs are therefore expensed as incurred rather than capitalized. During 2005, we recorded an expense of $63,963 related to the write-off of previously capitalized patents which is included in the research and development expense.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. We have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. For non-employee stock based compensation, we recognize an expense in accordance with SFAS No. 123 and value the equity securities based on the fair value of the security on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we will be required to apply Statement 123(R) to our first annual reporting period that begins after December 15, 2005.

Results of Operations

Comparison of Fiscal Year ended December 31, 2005 to Year ended December 31, 2004.

For the year ended December 31, 2005 we reported a net loss of $2,759,774, as compared to a net loss of $1,560,835 for the year ended December 31, 2004. We expect our net losses to grow as a result of higher research and development expenses, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

Revenues

For the years ended December 31, 2005 and 2004, we generated no operating revenues. Interest income was $38,729 and $18,293 during the years ended December 31, 2005 and 2004, respectively. The variance generally reflects fluctuations in our cash balances.

Expenses

General and administrative expenses were $1,282,032 and $915,579 for the years ended December 31, 2005 and 2004, respectively, and consisted principally of officers’ salaries, legal and accounting fees and facilities costs. The increase from 2004 to 2005 is due primarily to an expense of $445,000 recorded in the fourth quarter of 2005 related to the issuance of warrants to purchase shares of our common stock to our investor relations consulting firm. This expense was calculated using the Black-Scholes valuation method and had no effect on our cash balances. We may issue additional options and/or warrants to consultants and others in the future which may increase our general and administrative expenses.

Research and development expenses were $1,516,471 and $465,580 for the years ended December 31, 2005 and 2004, respectively. Research and development expenses consisted mainly of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. The increase from 2004 to 2005 is due primarily to our clinical development expenses for ATPace™, and to preclinical development work for ATPotent™ being conducted on our behalf at the University of Pennsylvania.

During 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice (excluding out of pocket expenses and certain other costs) will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, which are being held in escrow by us and will be released as we receive invoices for services actually performed by Cato. As additional compensation for Cato, in November 2004 we issued to Cato’s designees additional warrants to purchase a total of 99,000 shares of common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; accordingly, in 2004 we recognized expense of $43,683 relating to the warrants, based on the value as calculated in a Black-Scholes valuation model. These expenses are included in research and development expense for 2004. During 2005 and 2004, we recorded $766,327 and $274,048 of expenses associated with the Cato Agreement (included in research and development expense), which amounts include $299,675 and $109,619, respectively, which have been, or will be, satisfied through the release of Cato Units from escrow.

Excluding the $299,675 and $153,302 non-cash expenses recorded in 2005 and 2004, respectively, pursuant to the Cato Agreement discussed above, research and development expense was $1,216,796 in 2005 versus $312,278 in 2004. We expect our research and development expenses to increase significantly in the future, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

Interest expense was $0 and $197,969 for the years ended December 31, 2005 and 2004, respectively. Interest expense for the year ended December 31, 2004 relates to the $500,000 of convertible subordinated notes that we previously issued. The notes were converted into common stock in March 2004 and, upon their conversion, the note holders received additional warrants to purchase common stock. These additional warrants were valued at $190,846, which was treated as additional interest expense.

Liquidity and Capital Resources

On December 31, 2005, we had cash and cash equivalents of $553,625, compared to $2,422,775 at December 31, 2004. Working capital totaled $307,169 at December 31, 2005, compared to $2,080,439 at December 31, 2004. As of December 31, 2005, we have funded our operations, including our research and development activities, through funds derived from several private placements generating an aggregate of approximately $5,500,000 in net proceeds since 1999.

In their report dated February 18, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital.

The estimated costs of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances as of December 31, 2005 will only be sufficient to fund our planned level of operations through approximately May 31, 2006. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

On March 6, 2006, we entered into subscription agreements with accredited investors providing for the purchase of an aggregate $2,000,000 of our common stock in connection with a private placement (the “Private Placement”). Some of the investors are our existing shareholders. The Private Placement provides for the sale of up to 8,000,000 shares of our common stock at $0.25 per share. The investors placed funds or checks representing an aggregate of $2,000,000 with an escrow agent (the “Escrowed Funds”) and these funds will be released to us if and when a registration statement covering the resale of such shares is declared effective by the Securities and Exchange Commission. If no such registration statement is declared effective by June 4, 2006 and the escrow duration is not extended by the unanimous consent of the investors the Escrowed Funds will be returned to the investors. We intend to use the expected proceeds to cover general and administrative expenses, and to fund further development of our products, potential acquisitions of drug candidates and/or strategic partnerships. The Private Placement is still subject to the contingency noted above. There can be no assurance, however, that the registration statement will be declared effective by June 4, 2006 and that we will therefore receive the Escrowed Funds.

Even assuming we receive the $2,000,000 of additional funds through the Private Placement, the estimated costs of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have and anticipate having available, and we believe that our cash balances following completion of the Private Placement will only be sufficient to fund our planned level of operations through approximately August 2006. We believe that we will need to obtain at least $2,000,000 of additional funds to fund our planned operations through August 2007.

We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

As of December 31, 2005, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At December 31, 2005, such obligations would have amounted to approximately $5,000.

Off-Balance Sheet Arrangements

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

RISKS RELATED TO OUR BUSINESS

We have never generated any revenues, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable, and as a result, we may have to cease operations and liquidate our business.

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal years ended December 31, 2005, 2004 and 2003, we had net losses of approximately $2,760,000, $1,561,000 and $799,000, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated February 18, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate $5,500,000 of net proceeds since 1999. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances as of December 31, 2005, will only be sufficient to fund our planned level of operations through approximately May 31, 2006. In addition, although we have entered into subscription agreements for the $2,000,000 Private Placement, there can be no assurance that the registration statement in respect of the Private Placement will be declared effective by June 4, 2006 and that we will therefore receive the $2,000,000 (see “Liquidity and Capital Resources” above). Even assuming we receive the $2,000,000, we believe that our cash balances following completion of the Private Placement will only be sufficient to fund our planned level of operations through approximately August 2006. We will need this substantial funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and two proposed product candidates, Vagonixen™ and Ocuprene™, and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Our current and proposed product candidates remain subject to significant uncertainty.

All of our current and proposed product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. We only have two full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. There can be no assurance that we will be able to satisfactorily develop our technologies or market our current or proposed product candidates so that they will generate revenues. The successful development of our product candidates is subject to the risk that we may not be able to:

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

If we obtain additional financing, you may suffer significant dilution.

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in connection with an amendment to an agreement with an public relations and advertising firm regarding investor and public relations services, we agreed in February 2006, in addition to making cash payments, to grant our public relations and advertising firm warrants to purchase up to 2,150,000 shares of our common stock issuable as follows: 900,000 shares at an exercise price of $0.01 per share, 500,000 shares at an exercise price of $0.125 per share (which are subject to various vesting conditions) and 750,000 shares at an exercise price of $0.50 per share (which are subject to various vesting conditions) in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services.

Before we can market any of our current or proposed product candidates, we must obtain governmental approval for each of our current and proposed product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Each of the current and proposed product candidates we are developing will require approval of the FDA before it can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic or diagnostic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic or diagnostic products is high. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

Each of our two current product candidates is based on either a diagnostic or therapeutic indication for ATP. Although the FDA has approved two formulations of adenosine, the product of ATP’s degradation in the body, that are currently being sold by other companies as drugs for diagnostic and therapeutic indications, the FDA has not to date approved any product in which ATP is the active ingredient. Thus, we may encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval from the FDA for our current ATP-based product candidates, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our product candidates.

Regarding the development of ATPotent™ as a proposed drug for the treatment of male infertility, we are currently conducting pre-clinical studies with ATP, which is the active ingredient of ATPotent™. If the FDA does not accept the data from these studies, the development of ATPotent™ may be delayed and the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

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

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. We may be unable to confirm in our clinical trials with ATPace™ and our pre-clinical studies or clinical trials with ATPotent™ the favorable published clinical data obtained by European investigators in studies of similar product candidates. Recent pre-clinical experiments conducted by U.S. scientists have shown some variability in the effects of extracellular ATP on human sperm of healthy donors. Based on the preliminary data obtained in our pre-clinical studies, we reformulated ATPotent™ and redesigned its packaging to create a user friendly product with a desirable shelf life. There are no assurances that the FDA would approve these changes, and therefore, we may encounter significant delays and additional costs in the development of ATPotent™. We may encounter further difficulties in subsequent pre-clinical or clinical testing of ATPotent™ due to the nature or complexity of the protocol or for other unanticipated reasons, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™, even if we can confirm the previously published data.

We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen™ or Ocuprene™.

The pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable. With the exception of a compound owned by a large pharmaceutical company, we have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen™ or Ocuprene™. We are currently seeking to obtain an exclusive worldwide license for a molecule that could serve as a Vagonixen™ drug candidate, but there can be no assurance that we will be able to obtain a license on attractive terms or at all. We may need to perform significant pre-clinical studies in addition to the anticipated significant clinical studies if we obtain the rights to this compound. Because of the early stage of development of each of our current and proposed product candidates, we do not know if we will be able to generate data to support the filing of investigational new drug applications (INDs) or new drug applications (NDAs) for these product candidates or the FDA’s approval thereof.

Even if we identify and secure the rights to other available candidates for Vagonixen™ or Ocuprene™, we will incur significant and costly pre-clinical work in product development and there is no guarantee that we will be able to successfully complete the work. If we are delayed in product development, we may not have the financial resources to continue the development of the proposed product candidates or our current product candidates and the delay could hurt the commercial viability of our current product candidates. Third parties may have proprietary rights to the other available candidates, for Vagonixen™ or Ocuprene™, and we will need to execute agreements with third parties to develop proposed product candidates.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our current and proposed product candidates.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have entered into an agreement with Cato Research Ltd., a clinical contract research service organization with expertise in the management of clinical trials to assist us with the management of the ATPace™ clinical development work. The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

Other factors that we believe will materially affect market acceptance of our current and proposed product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the availability of government and third-party payer reimbursement;

•	the pricing of our current and proposed product candidates, particularly as compared to alternative treatments; and

•	the availability of alternative effective forms of diagnosis or treatments, at that time, for the diseases that the current and proposed product candidates we are developing are intended to diagnose or treat.

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

The head-up tilt table test, or HUT, and implantable loop recorder (ILR), are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace™. Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intracytoplasmic sperm injection (ICSI)) will compete with ATPotent™. There are a number of drugs currently used for the treatment of chronic obstructive pulmonary diseases, and chronic cough; other drugs currently under development by pharmaceutical companies are expected to compete in this market by such time, if ever, that Vagonixen™ is approved for marketing.

There are a number of drugs and surgical procedures currently used for the treatment of glaucoma. In addition, special mechanical devices aimed at reducing intraocular pressure are currently under development that are expected to compete in this market by such time, if ever, that Ocuprene™ is approved for marketing.

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

We need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current and proposed product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

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

We have entered into an agreement with Cato Research and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. Please see “Business—Strategic Alliances”. We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™) and our agreement with CooperSurgical will give that company the right to acquire the exclusive marketing rights for ATPotent™. We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace™ with a subsidiary of Boehringer Ingelheim, Ben Venue Laboratories (“BVL”) and the agreement with CooperSurgical which will give that company the right to acquire the exclusive marketing rights for ATPotent™). A new batch of ATPace™ must be produced and supplied to clinical sites by the second quarter 2006 to continue the clinical trial associated with this drug. Presently, BVL is capable of producing the new batch in its first quarter production schedule. However, it is unknown to what extent BVL’s future production schedules would accommodate our needs. Furthermore, there can be no assurance that CooperSurgical will elect to market ATPotent™ or that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We will be required to expend substantial amounts (which in the case of Cato Research will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

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

Our ability to compete successfully will depend significantly on our ability to defend patents that have been issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have no product patent protection for the compound ATP, as our patents and pending patent applications are for various methods and processes for treating or diagnosing various medical conditions.

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

ATP has been previously marketed by various companies in other countries for a number of uses, including in fields outside of our primary areas of diagnostic and therapeutic interest, and we are aware that at least one company has developed an oral formulation of ATP which is being marketed in the U.S. as a food supplement without FDA approval. This may make it more difficult for us to obtain patent coverage for our current and proposed product candidates and easier for third parties to compete against us in those countries. In addition, third parties may hold or seek patents for additional uses of ATP. These additional uses, whether patented or not, could limit the scope of our future operations because other ATP products, which would not infringe our patents, might become available. These products could compete with our current and proposed product candidates, even though they are marketed for a different use. We may seek to use existing compounds to serve as candidates for Vagonixen™. In the event that third parties own rights to these compounds, we may be required to obtain licenses to use these compounds, which could be costly or impossible to obtain. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property (such as our ATPace™ formulation), there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

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

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Amir Pelleg, President, Chairman of our Board of Directors,

Chief Operating Officer and Chief Scientific Officer, Dr. John Kapoor, a director, Dr. David Benditt, a director and our consultant, Dr. Jane Kinsel, a director, Dr. Donald A. McAfee, a director, and Dr. Pasquale Patrizio, a member of our Advisory Board. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. In 2005, we experienced some director turnover with Dr. Manfred Mosk resigning, and in the first quarter 2006, Sanford J. Hillsberg and Dr. Rudolph Nisi resigned as directors. As of December 31, 2005, we had only two full-time employees, Dr. Pelleg and Marie Sciocchetti, our Vice President of Operations and Corporate Secretary, and one part-time employee Mark Reynolds, our Chief Financial Officer. Further, in the first quarter 2006, Mr. Reynolds and Ms. Sciocchetti have indicated that they will resign on April 1, 2006 and April 14, 2006, respectively. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services would have a material adverse effect on our operations.

We may not be able to attract or retain qualified senior personnel.

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

We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, have imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Although we will not be required to evaluate how to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission until our Form 10-K for the year ended December 31, 2007, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

The market success of our current and proposed product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established for our product candidates.

Our ability to successfully commercialize and penetrate the market for our current and proposed product candidates is likely to depend significantly on the availability of reimbursement for our current and proposed product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a current or proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our current and proposed product candidates, if any, will be high enough to allow the price of our current and proposed product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular current and proposed product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products (such as the tilt table test, which currently is reimbursable), they may be unwilling to use our current and proposed product candidates since they will have to pay amounts that are not reimbursed. The reimbursement status of newly-approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our current and proposed product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

The development and sale of medical products expose us to the risk of significant damages from product liability claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current and proposed products, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. Although we obtained clinical insurance for our Phase I and II clinical trials with ATPace™, there can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for all subsequent trials for that product candidate or any of our other current and proposed product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board published new rules that will require companies such as us to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies have had to apply the new financial accounting rules to the first fiscal year that began after June 15, 2005, while small business issuers such as this company have had to apply the new rules in their first fiscal year beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

RISKS RELATED TO OUR COMMON STOCK

Currently, there is only very limited trading in our stock, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting our share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all. As a result, you could lose all or part of your investment.

The market price of our stock is volatile.

The market price for our common stock has been volatile, ranging from a sales price of $0.31 in March 2006 to a sales price of over $2.70 in January 2005. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

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

Substantial sales of common stock could cause our stock price to fall.

As of March 5, 2006, we had 19,652,801 shares of common stock outstanding. In the past year, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Any increase in freely trading shares, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. No prediction can be made as to the effect, if any, that sales of these shares, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Because our common stock is not quoted on the Nasdaq National Market or Nasdaq Capital Market or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging investor demand for our common stock.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 5, 2006, our directors and executive officers and their affiliates beneficially own over 30% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the fiscal year ended December 31, 2005, our company conducted an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) and our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 6, 2006, we entered into subscription agreements with accredited investors providing for the purchase of an aggregate $2,000,000 of our common stock in connection with a private placement (the “Private Placement”). Some of the investors are our existing shareholders. The Private Placement provides for the sale of up to 8,000,000 shares of our common stock at $0.25 per share. The investors placed funds or checks representing an aggregate of $2,000,000 with an escrow agent (the “Escrowed Funds”) and these funds will be released to us if and when a registration statement covering the resale of such shares is declared effective by the Securities and Exchange Commission. If no such registration statement is declared effective by June 4, 2006 and the escrow duration is not extended by the unanimous consent of the investors the Escrowed Funds will be returned to the investors. We intend to use the expected proceeds to cover general and administrative expenses, and to fund further development of our products, potential acquisitions of drug candidates and/or strategic partnerships. The Private Placement is still subject to the contingency noted above.

On December 7, 2005, Dr. Manfred Mosk resigned as the Nonexecutive Chairman of the Board of Directors of the Company.

On January 25, 2006, Sanford J. Hillsberg resigned from the Board of Directors of the Company.

On February 7, 2006, Jane F. Kinsel, Ph.D. and Donald Alan McAfee, Ph.D. (the “Appointees”) were appointed to the Board of Directors of the Company. The Appointees are not parties to a transaction in which they have a direct or indirect material interest. The Appointees have not yet been appointed to serve on any committees of the Board.

On February 21, 2006, Dr. Rudolph Nisi resigned from the Board of Directors of the Company. As of such date Dr. Nisi was a member of the Audit and Compensation Committee.

On December 8, 2005, Mark W. Reynolds, the Company’s Chief Financial Officer, announced that he would resign from his position on April 1, 2006.

On March 15, 2006, Marie Sciocchetti announced that she is resigning from her positions as Secretary and Vice President of the Company, effective April 14, 2006.

On March 24, 2006, the Board of Directors (the “Board”) of the Company appointed Wayne Lorgus as the Company’s Chief Financial Officer, effective April 1, 2006. Mr. Lorgus is a partner with B2BCFO/CIO, LLP in West Chester, Pennsylvania. He served as chief financial officer of wholesaler Prestige International from 2003 to 2005, and as controller and chief accounting officer of the multinational manufacturer Andin International from 2001 to 2003. Earlier, he worked in executive-level and/or senior management positions for the online educational firm AvidLearn, Unidyne Corp., Sandberg & Sikorski Corp., Snow Ball Foods Corp., Campbell Soup Co. and Arthur Andersen & Co. Mr. Lorgus is a Certified Public Accountant in New York and Pennsylvania. He received a Bachelor of Business Administration degree from College of William and Mary and a Master of Business Administration from the Wharton School of the University of Pennsylvania. Mr. Lorgus is a Major in the U.S. Air Force Auxiliary, Delaware Wing.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Amir Pelleg, Ph.D.	61	President, Chairman of the Board, Chief Operating Officer, Chief Scientific Officer
John N. Kapoor, Ph.D(1) (3)	62	Director
David Benditt, M.D.(2)	57	Director
Jane F. Kinsel, Ph.D.	50	Director
Donald Alan McAfee, Ph.D.	64	Director
Mark Reynolds	44	Chief Financial Officer
Marie Sciocchetti	49	Secretary and Vice President of Operations

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Governance Committee.

Business Experience and Directorships

The following describes the backgrounds of current directors and the key members of our management team. All of our officers and directors also currently hold the same offices with Duska Scientific.

Amir Pelleg, Ph.D. Dr. Pelleg has served on a full-time basis as our President, Chief Operating Officer and Chief Scientific Officer and a director since the merger with Duska Scientific in August 2004. Dr. Pelleg served, on a part-time basis, as President, Chief Scientific Officer, and director of Duska Scientific since its inception in 1996 and as Duska Scientific’s Chief Operating Officer since January 2004. Dr. Pelleg also was a member of Duska Scientific’s Executive Committee of the Board of Directors during 2003. Dr. Pelleg was a Professor of Medicine and Pharmacology at Drexel University College of Medicine, Philadelphia, Pennsylvania from 1992 until 2004, and is currently an Adjunct Professor at that institution. He has an extensive background on the physiology and pharmacology of ATP and related compounds in general, and their role in the cardiovascular system in particular. His research work has been supported by numerous grants from the National Institutes of Health, American Heart Association and pharmaceutical companies. Dr. Pelleg has published more than 100 peer-reviewed papers, and edited and co-authored three textbooks in this field. He is a member of the editorial board of The American Journal of Therapeutics and acts as an ad-hoc reviewer for numerous other leading scientific journals. His inventions, covered by patents and pending patent applications, constitute a significant part of our proprietary technology platform. Dr. Pelleg holds a B.Sc. degree in Biology from Tel-Aviv University, M.S. in Bioengineering from the Polytechnic Institute of Brooklyn and a Ph.D. in Human Physiology from Louisiana State University. He was a NIH post-doctoral fellow at the University of Virginia.

John N. Kapoor, Ph.D. Dr. Kapoor has served as a director since the merger with Duska Scientific in August 2004 and as a director of Duska Scientific since 2001. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a venture capital and investment advisory firm headquartered in Lake Forest, Illinois, which he founded in 1990. EJ Financial manages a significant portfolio of securities in the biopharmaceutical and health services industries. Dr. Kapoor has served as Chairman of the Board of Akorn, Inc., manufacturer and marketer of diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others, since 1995 and that company’s Interim Chief Executive Officer from March 2001 to December 2002. He also serves as Chairman of the Board of Option Care, Inc., an infusion services and supplies company, Introgen Therapeutics, Inc., a gene therapy company and First Horizon Pharmaceutical Corporation, a distributor of pharmaceuticals, and is a director of NeoPharm, Inc., a biopharmaceutical company, and a number of privately held companies. He holds a Ph.D. in medicinal chemistry from the State University of New York at Buffalo. In April 2002, Akorn, Inc. announced that the Securities and Exchange Commission had informed it that the Securities and Exchange Commission planned to bring an enforcement action against Akorn, Inc. On September 25, 2003, without admitting or denying the Securities and Exchange Commission’s findings, Akorn, Inc. consented to a cease and desist order to resolve this matter.

David Benditt, M.D. Dr. Benditt has served as a director since the merger with Duska Scientific in August 2004 and as a director of Duska Scientific since 2003. Dr. Benditt has been a Professor of Medicine at the Cardiovascular Division, Department of Medicine, since 1991 and Director of Cardiac Electrophysiology Laboratory and Arrhythmia Service for 25 years, both at the University of Minnesota Medical School, Minneapolis, Minnesota. He is currently a Director of Advanced Circulatory Systems, Inc., a privately held company, in Eden Prairie, Minnesota. He is a recognized authority on syncope and cardiac pacing, and serves on the editorial board of several medical professional journals and the medical advisory board of several leading American corporations. Dr. Benditt has published more than 200 peer-reviewed papers, editorials and book chapters and edited, co-edited and co-authored three books. He received his B.Sc. and M.D. degrees from the University of Manitoba, Manitoba, Canada and did his post graduate training at the Department of Medicine, Duke University Medical Center, Durham, N.C.

Jane F. Kinsel, Ph.D. Dr. Kinsel has served as a director since February 2006. She has previously served a director from September 2002 until May 2005. Dr. Kinsel is currently the Director of the Office of Research Administration at Boston University Medical Campus. From 1989 to 2006, Dr. Kinsel was employed at the National Institutes of Health (“NIH”) in Bethesda, Maryland in various positions. From 2001 to 2006, she served as the Associate Director of Science Policy and Operations with the National Center for Complementary and Alternative Medicine at NIH. Between 1998 and 2001, she served as Director of the Office of Policy Analysis and between 1990 and 1998 she served as Assistant Director of Microbiology and Infectious Diseases for the National Institute of Allergy and Infections Diseases at NIH. Dr. Kinsel received her B.S. in Chemistry from the University of Delaware, her M.B.A from the Wharton School at the University of Pennsylvania, and her Ph.D. in Pharmaceutical Chemistry from the University of Kansas.

Donald Alan McAfee, Ph.D. Dr. McAfee joined the Board as a director in February 2006. Dr. McAfee is the Vice President of New Product Development at Cardiome Pharama, a Canadian cardiovascular drug development public company. In 1994, Dr. McAfee founded Discovery Therapeutics, Inc., now, Aderis Pharmaceuticals, a private company, and served as its Chief Technical Officer, President, and Chief Executive Officer. Between 1998 and 2005,

Dr. McAfee served as a Director, Vice Chairman, and member of the Advisory Board of Virginia Biotechnology Association. Between 1990 and 2005, Dr. McAfee served as an Adjunct Professor of Pharmacology at the Medical College of Virginia and between 1986 and 2000 he served as an Adjunct Professor of Pharmacology at the University of California, Irvine. Dr. McAfee is also a Director of Commonwealth Biotechnology, Inc., Richmond VA. Dr. McAfee received his B.S. in Biology and Chemistry from Portland State University and his Ph.D. in Physiology from the University of Oregon School of Medicine. Dr. McAfee was a Post-doctoral fellow in the Department of Pharmacology at Yale University School of Medicine.

Mark Reynolds. Mr. Reynolds has served as our Chief Financial Officer since the merger with Duska Scientific in 2004. Since mid-2002 Mr. Reynolds has served as a part-time Chief Financial Officer and financial consultant to companies in the life sciences industry. From 1988 through mid-2002, Mr. Reynolds served as first Controller and later as Chief Financial Officer, Vice President, Finance and Corporate Secretary for CytRx Corporation, a publicly-held biopharmaceutical company. He also has served as CFO/Controller for private companies in the vaccine research, pharmaceutical services and animal health industries. Mr. Reynolds began his career as an auditor with a national auditing firm. He is a licensed certified public accountant and member of the American Society of Certified Public Accountants and is a graduate of the University of Georgia (MACC, BBA). Mr. Reynolds has indicated that because of the assumptions of a full time position with another entity, he will resign his position effective April 1, 2006.

Marie Sciocchetti. Ms. Sciocchetti has served as our Vice President of Operations since the merger with Duska Scientific in 2004 and as our Secretary since February 2006. Since 2001, Ms. Sciocchetti has served first as Duska Scientific’s Director of Operations and then as Duska Scientific’s Vice President of Operations. From 1998 through 2000, she was Director of Services for the Compliance Products Division of McKesson Corporation, a public company. Ms. Sciocchetti has extensive experience in operations, fiscal management and new product development in the healthcare field. She has also served as Director of Ambulatory Cardiac Services at Hahnemann University Hospital in Philadelphia. She holds a M.B.A. from St. Joseph’s University in Philadelphia.

Other Key Personnel and Scientific Advisory Board

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

We have established a Scientific Advisory Board to assist management in the areas of expertise of the members of the Scientific Advisory Board. Members have received options to purchase shares of our common stock as compensation for their services. The following are the current members of the Scientific Advisory Board and their respective areas of expertise:

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

Kathryn Szabat, Ph.D., Associate Professor, La Salle University, Philadelphia, Pennsylvania. Area of expertise—Statistics.

Audit Committee

In August 2004, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is currently comprised of Dr. Kapoor. Dr. Kapoor is a non-employee director. While he has significant knowledge of financial matters, he has not been designated as an “audit committee financial expert” as defined under Item 401(e)(2) of Regulation S-B of the Securities Exchange Act of 1934, as amended. The Audit Committee is seeking someone to serve as such expert.

Compensation Committee

The Compensation Committee is responsible for reviewing and determining the salary, bonus and other individual elements of total compensation for our President and our other executive officers and for approving and administering our executive officer compensation plans, policies and programs. The Compensation Committee also grants stock options and other discretionary awards under our stock option or other equity incentive plans to all other eligible individuals in the company’s service.

Nominating and Governance Committee

The Nominating and Governance Committee is primarily responsible for identifying individuals qualified to serve as members of our Board of Directors and for recommending to the Board director nominees prior to each of our annual meeting of shareholders. The Nominating and Governance Committee also is primarily responsible for recommending to the Board appointees to each committee of the Board. The Nominating and Governance Committee also will participate in shaping and implementing our corporate governance policies and practices and ethical standards and in monitoring compliance with such policies, practices and standards once adopted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2005 were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for services paid in all capacities for the three fiscal years ended December 31, 2005 to Amir Pelleg, Ph.D. and Marie Sciocchetti (the “Named Executive Officers”). The information set forth below includes all compensation paid to the Named Executive Officers by Duska Scientific before the merger in August 2004. No other executive officers of either this company, Shiprock or Duska Scientific received an annual salary and bonus that collectively exceeded $100,000 during the fiscal year ended December 31, 2005.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation	Securities Underlying Options
Amir Pelleg, Ph.D. President, Chief Operating Officer and Chief Scientific Officer	2005	$115,000		$20,000	(1)	—	40,000
	2004	$115,000		$20,000	(2)	—	300,000	(3)
	2003	$80,016	(3)	$20,000	(4)	—	0

Marie Sciocchetti Secretary and Vice President of Operations	2005	$100,000		—		—	20,000
	2004	$85,000		—		—	45,000
	2003	$81,000		$10,000		—	—

(1)	Dr. Pelleg was granted a bonus of $25,000 for services rendered during fiscal year 2005, which is payable in common stock at $0.25 per share.
(2)	Dr. Pelleg was granted a bonus of $20,000 for services rendered during fiscal year 2004, which was awarded in February 2005 and paid in March 2005.
(3)	In February 2004, Duska Scientific issued an option to Dr. Pelleg to purchase 225,000 shares of Duska Scientific common stock at $1.00 per share as consideration for Dr. Pelleg assigning to us all of his ownership interest in an invention, including a U.S. provisional patent application (see, “Certain Relationships and Related Transactions”). The remaining options to purchase 75,000 shares were granted to Dr. Pelleg in his capacity as a director. Options issued to Dr. Pelleg by Duska Scientific were exchanged in the August 2004 merger for options of this company with the same terms.
(4)	$76,682 of Dr. Pelleg’s salary and 100% of his bonus were voluntarily deferred, with all of the deferred salary and a portion of the deferred bonus paid during fiscal year 2004.

Stock Option Grants

The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2005 to the Named Executive Officers. We have not granted any stock appreciation rights.

Option Grants in Fiscal Year Ended December 31, 2005

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise Price	Market Price on Date of Grant	Expiration Date
Amir Pelleg, Ph.D.	40,000	67%	$2.20	$2.20	2/27/10
Marie Sciocchetti	20,000	33%	$2.25	$2.25	4/28/10

Aggregate Options

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2005. The options listed below originally represented options to purchase shares of Duska Scientific, a non-public company whose shares were not traded on any market. In connection with the August 2004 merger, these options were exchanged with options to purchase our publicly traded common stock on the same terms as the options originally issued by Duska Scientific.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2005

and Fiscal Year Ended Option SAR Values

Name	Shares Acquired in Exercise	Value Realized	Number of Securities Underlying Unexercised Option at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Option at FY-End (#) Exercisable/ Unexercisable(1)
Amir Pelleg, Ph.D.	—	—	1,372,000/0	$0/$0
Marie Sciocchetti	—	—	140,000/0	$0/$0

(1)	Dollar amounts reflect the net value of outstanding stock options computed as the difference between $0.65 (the last reported sale for the period through December 31, 2005 on the OTC Bulletin Board) and the exercise price of the options.

Employment Agreements

We have entered into an employment agreement with Dr. Amir Pelleg, effective as of September 1, 2004, pursuant to which Dr. Pelleg has agreed to serve as President, Chief Operating Officer and Chief Scientific Officer. The term of the agreement runs until December 31, 2007. Under the employment agreement, Dr. Pelleg is to receive an annual salary of $115,000 until December 31, 2005 and an annual salary of $175,000 thereafter until the end of the agreement. Under the agreement, Dr. Pelleg received a bonus of at least $20,000 on December 31, 2004 and will receive an annual bonus each year thereafter as determined by our

Board of Directors and based on the company meeting certain milestones established by our Board of Directors. Dr. Pelleg is eligible to receive stock options as determined by our Board of Directors. We agreed to maintain life insurance for Dr. Pelleg and key man life insurance for our benefit. We agreed to indemnify Dr. Pelleg for all claims arising out of performance of Dr. Pelleg’s duties as President, Chief Operating Officer and Chief Scientific Officer, other than those arising out of a breach of the agreement by Dr. Pelleg or his gross negligence or willful misconduct. Dr. Pelleg may terminate his agreement with Duska at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Pelleg’s disability and for “cause,” as defined in the agreement. Although Dr. Pelleg is required to work full-time for us, he may continue to serve as an Adjunct Professor at Drexel University College of Medicine, provided that his affiliation with Drexel does not interfere with his performance under the employment agreement.

On February 16, 2004, Duska Scientific entered into an employment agreement with Mark Reynolds pursuant to which Mr. Reynolds agreed to serve as our Chief Financial Officer on a part time basis following completion of the Duska Scientific merger. The agreement may be terminated by us or by Mr. Reynolds on at least 30 days written notice. Under the agreement, Mr. Reynolds receives an annual salary of $30,000. Mr. Reynolds may from time to time provide additional services to us for additional compensation based on the same rate as provided in the agreement. Mr. Reynolds is eligible to receive an annual bonus each year as determined by our Board of Directors. In connection with his employment, Mr. Reynolds was awarded a stock option upon commencement of his employment to purchase 60,000 shares of common stock at an exercise price of $1.00 per share. The option vests and becomes exercisable at the rate of 5,000 shares per month. Mr. Reynolds had indicated that because of the assumption of a full time position with another entity, he will resign his position effective April 1, 2006.

We have entered into an employment agreement with Marie Sciocchetti, effective as of January 1, 2005, to serve as our Vice President of Operations. In February 2006, Ms. Sciocchetti was appointed Secretary of our company. Pursuant to the agreement, Ms. Sciocchetti receives an annual salary of $100,000. She also was granted a one-time option to purchase 20,000 shares of our common stock with an exercise price of $2.25 per share in April 2005. The option vested in four quarterly installments, commencing on the dated grant in April 2005. Ms. Sciocchetti also is eligible for an annual bonus as determined by the Board of Directors based on the Company meeting certain milestones. The agreement is terminable by either party upon 30 days written notice, and was automatically extended for an additional one year term on December 31, 2005. The employment agreement automatically renews for successive one year terms, unless terminated by either party upon 30 days written notice. Ms. Sciocchetti has indicated she will resign her position effective April 14, 2006.

Compensation of Board of Directors

During the fiscal year ended December 31, 2005, we did not pay our directors any cash compensation for serving on the Board of Directors. In February 2005, we granted each non-officer director then in office options to purchase 20,000 shares at an exercise price of $2.20 per share that vest over five-years, and granted each of the three directors who then also served as officers (Dr. Pelleg and former directors, Dr. Mosk and Mr. Hillsberg) options to purchase 40,000 shares at an exercise price of $2.20 per share that vest over five-years. In addition, the directors are reimbursed for travel expenses to attend the Board of Director meetings.

Stock Option Plan

We have adopted an equity incentive plan, the 2004 Equity Incentive Plan, pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 6,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The plan was adopted prior to the consummation of the August 2004 merger with Duska Scientific, and in connection with the merger, options to purchase our common stock were issued in exchange for all of the stock options that were outstanding under Duska Scientific’s option plan. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2004 Equity Incentive Plan is administered by our Board of Directors or a committee of the Board of Directors, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). Non-qualified stock options may be granted under the plan at an exercise price established by the administrator at the time of grant. The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

The plan also permits the administrator to grant freestanding stock appreciation rights or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right or option shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise.

The plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions. The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by the administrator.

Unless otherwise determined by the administrator, awards granted under the 2004 Equity Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

The plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) the administrator shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of our company; (ii) a merger or consolidation of our company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of our company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of our company by one person or by more than one person acting in concert.

The administrator may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

As of March 15, 2006, we currently have outstanding options under our 2004 Equity Incentive Plan to purchase approximately 5,230,000 shares of our common stock of which all are vested, at a weighted- average exercise price of approximately $1.08 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 5, 2006 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 5, 2006, there were 19,652,801 shares of our common stock issued and outstanding (including 119,171 shares issued to Cato Research Ltd. as described in Note 5 to the Consolidated Financial Statements). Unless otherwise noted, (i) the address of each of the persons shown is c/o Duska Therapeutics, Inc., Two Bala Plaza, Suite 300, Bala Cynwyd, Pennsylvania 19004 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage of Class
Amir Pelleg, Ph.D.	5,377,036	(2)	25.5%
John N. Kapoor, Ph.D.	5,643,864	(3)	23.8%
Manfred Mosk, Ph.D.	4,748,036	(4)	22.8%
Sanford J. Hillsberg	4,144,800	(5)	20.5%
Marie Sciocchetti	140,000	(6)	0.7%
David Benditt, M.D.	125,000	(6)	0.5%
Jane F. Kinsel, Ph.D.	0		*
Donald Alan McAfee, Ph.D.	0		*
All executive officers and directors as a group (seven persons)	11,345,900	(7)	44.3%

*	Less than 0.1%.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(2)	Includes 1,399,918 shares subject to warrants and options.
(3)	With the exception of 140,000 shares subject to options held by Dr. Kapoor, all of the shares shown are held by Dr. Kapoor’s trust, of which Dr. Kapoor is trustee. Includes 4,095,815 shares subject to warrants.
(4)	Includes 85,836 shares, including 27,918 shares subject to warrants, owned of record by Technomedics Management & Systems, Inc. of which Dr. Mosk is the controlling stockholder. Also includes an additional 1,147,000 shares subject to options. Dr. Mosk’s address is P.O. Box 3207, Redondo Beach, CA 90227.
(5)	Includes 49,200 shares owned of record by the Hillsberg Family Trust, of which Mr. Hillsberg is a co-trustee. Also includes 597,000 shares subject to options. Excludes 321,836 shares, including 282,918 shares subject to options and warrants, owned beneficially by Troy & Gould Professional Corporation of which Mr. Hillsberg is a member and shareholder. Mr. Hillsberg’s address is c/o Troy & Gould Professional Corporation, 1801 Century Park East, 16th Fl, Los Angeles, CA 90067-2367.
(6)	All of the shares shown are subject to options.
(7)	Includes 5,960,733 shares subject to warrants and options.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Between Us and Our Affiliates

Dr. Manfred Mosk was our non-executive Chairman of the Board until December 2005 and remains a significant beneficial owner of our common stock. He is the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc. has provided the consulting services of Dr. Mosk to Duska Scientific since 1999. Dr. Mosk has served as the Chairman of Duska Scientific since 1999, as the part-time interim Chief Executive Officer of Duska Scientific during 2003, and as the non-executive Chairman of Duska Scientific during 2004. During 2005 and 2004, Technomedics Management & Systems, Inc., was paid $30,000 and $140,208, respectively, for the services Dr. Mosk rendered as interim part-time Chief Executive Officer and Chairman during 2003. During 2005 and 2004, Technomedics Management & Systems, Inc., earned $64,167 and $70,000, respectively, for the services Dr. Mosk rendered as non-executive Chairman of the Board. As of December 31, 2005, amounts owed to Technomedics Management & Systems, Inc. for services rendered during 2005 totaled $5,833.

Sanford J. Hillsberg was our corporate Secretary and one of our directors until February 2006 and is a member and shareholder of Troy & Gould Professional Corporation. He remains a significant beneficial owner of our common stock. Troy & Gould has been our corporate law firm from 1999 through January 2006. Troy & Gould Professional Corporation, beneficially owns 321,836 shares of our common stock. During 2005 and 2004, we paid Troy & Gould $172,998 and $153,893, respectively, for legal services. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and continued to serve as its corporate Secretary during 2004 and 2005. During 2005 and 2004, Mr. Hillsberg was paid $5,000 and $52,920, respectively, for the services he rendered as the Company’s Vice President and Corporate Secretary during 2003. During each of 2005 and 2004, Mr. Hillsberg earned $25,000 for the services he rendered as corporate Secretary. As of December 31, 2005, amounts owed to Mr. Hillsberg for services rendered during 2005 totaled $4,167.

Pursuant to a License and Assignment Agreement dated as of November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman assigned and licensed certain intellectual property that form the basis for ATPace™, Vagonixen™ and Primastrene™ to us. In consideration for this assignment and license, Duska Scientific issued 240,000 shares of its common stock to Dr. Pelleg and 240,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals a percentage royalty of the net sales of products by Duska Scientific based on the intellectual property assigned and licensed. Please see “Business—Intellectual Property.” In February 2004, Duska Scientific issued a seven-year option to Dr. Pelleg under the company’s 2000 Stock Option Plan to purchase 75,000 shares of Duska Scientific common stock at $1.00 per share pursuant to the terms of an Assignment Agreement under which Dr. Pelleg assigned all of his ownership interest in an invention, including a U.S. provisional patent application, covering methods of modulating cough for therapeutic or diagnostic purposes. The option vested as to 225,000 shares upon grant, with the remaining options to vest upon the issuance of a U.S. patent with claims at least as broad as those specified in the Assignment Agreement.

Dr. John Kapoor is one of our directors. In October 2002, the John N. Kapoor Trust purchased for $300,000 in a private placement made by Duska Scientific to accredited investors (i) a $300,000 principal amount Duska Scientific three-year promissory note convertible into 288,000 shares of our common stock and (ii) a five-year warrant to purchase 576,000 shares of our common stock at $1.04 per share. In March 2004, the John N. Kapoor Trust converted the entire $300,000 note and $33,140 of accrued interest on the note into 319,815 shares of our common stock and, in consideration of the early conversion of the note, received an additional five-year warrant to purchase 319,815 shares of our common stock at $1.00 per share. In August 2004, the John N. Kapoor Trust purchased $500,000 of units in a private placement made to accredited investors by Duska Scientific. The units consisted of a total of 500,000 shares of our common stock and three-year warrants to purchase a total of 500,000 shares of our common stock at $2.50 per share.

ITEM 13. EXHIBITS.

See Exhibit Index attached to this Form 10-KSB.

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

Audit Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2005 and December 31, 2004 for professional services for the audit of the financial statements of Duska Scientific Co. and the review of financial statements included in our Forms 10-QSB were $36,576 and $17,088 respectively.

Audit-Related Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2005 and December 31, 2004 for audit-related services to us and to Duska Scientific Co. were $18,217 and $29,212. These fees were primarily for services in connection with securities registration statements filed by the Company.

Tax Fees: Stonefield Josephson, Inc. did not provide, was not was billed for and did not pay any fees for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2005 and December 31, 2005.

All Other Fees: Stonefield Josephson, Inc. did not provide or bill for, and was not paid for, any other services in the fiscal years ended December 31, 2005 and 2004.

The Company’s Audit Committee annually reviews and approves the engagement of the Company’s auditors and approves in advance the fee arrangements with regard to audit services and review of financial statements included in the Company’s Forms 10-QSB. All of such fees were approved in advance for 2005 and 2004. The Audit Committee did not specifically approve Stonefield Josephson’s fees with regard to the audit-related fees discussed above. Those fees were approved on a case-by-case basis by the Company’s Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSKA THERAPEUTICS, INC.

Date:	March 31, 2006	By:	/s/ Amir Pelleg, Ph.D.
Amir Pelleg, Ph.D President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Amir Pelleg, Ph.D.	President (principal executive officer), Chief Operating Officer and Director, and Chairman of the Board	March 31, 2006
Amir Pelleg, Ph.D

/s/ Mark Reynolds	Chief Financial Officer (principal financial and accounting officer)	March 31, 2006
Mark Reynolds

/s/ John N. Kapoor, Ph.D.	Director	March 31, 2006
John N. Kapoor, Ph.D.

/s/ David Benditt, M.D.	Director	March 31, 2006
David Benditt, M.D.

/s/ Jane Kinsel, Ph.D.	Director	March 31, 2006
Jane Kinsel, Ph.D.

/s/ Donald Alan McAfee, Ph.D.	Director	March 31, 2006
Donald Alan McAfee, Ph.D.

INDEX TO FINANCIAL STATEMENTS

INDEX TO AUDITED

FINANCIAL STATEMENTS FOR

DUSKA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Duska Therapeutics, Inc.

Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheet of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the two years then ended and for the period from inception on February 9, 1996 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2005, and the results of its operations and its cash flows for the years then ended and from inception on February 9, 1996 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

February 18, 2006

DUSKA THERAPEUTICS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$553,625
Prepaid expenses & other current assets	101,721

Total current assets	655,346

Property and equipment, net	2,592

Other assets	3,150

Total assets	$661,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$335,677
Accrued officers’ salaries	12,500

Total current liabilities	348,177

Commitments

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,533,630 shares issued and outstanding	19,534
Additional paid-in capital	6,718,218
Deficit accumulated during the development stage	(6,424,841)

Total stockholders’ equity	312,911

Total liabilities and stockholders’ equity	$661,088

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception on
			February 9, 1996 to
	Year Ended December 31,		December 31,
	2005	2004	2005
Revenues	$—	$—	$—

Operating expenses:
Research and development	1,516,471	465,580	3,020,460
General and administrative	1,282,032	915,579	3,223,501

	2,798,503	1,381,159	6,243,961

Loss from operations	(2,798,503)	(1,381,159)	(6,243,961)

Other income (expense)
Interest income	38,729	18,293	65,492
Interest expense	—	(197,969)	(246,372)

	38,729	(179,676)	(180,880)

Net loss	$(2,759,774)	$(1,560,835)	$(6,424,841)

Net loss per share (basic and diluted)	$(0.14)	$(0.10)	$(0.45)
Weighted average of shares outstanding (basic and diluted)	19,312,126	15,647,802	14,235,494

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit Accumulated During Development Stage	Total Stockholders’ Equity
			Additional Paid-In Capital
	Common Stock
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	3,789,600	3,790	26,892	—	30,682
Issuance of stock for cash in October 1999	7,500,000	7,500	17,500	—	25,000
Issuance of common stock for patents and licenses in November 1999	230,400	230	538	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	480,000	480	13,611	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	12,000,000	12,000	58,541	(50,222)	20,319
Issuance of stock for cash in June 2000	168,000	168	174,832	—	175,000
Issuance of stock for cash in October 2000	105,000	105	174,895	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	12,273,000	12,273	408,268	(96,727)	323,814
Issuance of stock for cash in November 2001	984,000	984	1,002,328	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	13,257,000	13,257	1,410,596	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	13,257,000	13,257	1,410,596	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

				Deficit Accumulated During Development Stage	Total Stockholders’ Equity
			Additional Paid-In Capital
	Common Stock
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351

Issuance of stock for services in March 2005	133,046	133	132,913	—	133,046
Issuance of stock for services in May 2005	70,281	70	70,211	—	70,281
Issuance stock for licenses and patents in June 2005	25,000	25	31,225	—	31,250
Issuance of stock for services in June 2005	46,854	47	46,807	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	130,648	131	130,517	—	130,648
Expense associated with vesting of stock options during 2005	—		25,255		25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	19,533,630	$19,534	$6,718,218	$(6,424,841)	$312,911

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception on
	Year Ended December 31,		February 9, 1996 to
	2005	2004	December 31, 2005
Cash flows from operating activities:
Net loss	$(2,759,774)	$(1,560,835)	$(6,424,841)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	821	915	7,024
Issuance of common stock for services	412,080	—	442,762
Issuance of options and warrants for services	510,254	43,683	553,937
Write-off of patent and licenses	63,963	—	63,963
Warrant issuance costs associated with conversion of convertible notes payable	—	190,846	190,846
Changes in assets and liabilities
Prepaid expense & other current assets	(9,354)	(87,911)	(101,721)
Other assets	—	(1,651)	(3,150)
Accounts payable and accrued expenses	(29,026)	307,534	335,677
Accrued officers’ salaries	(57,500)	(164,811)	12,500
Accrued interest payable	—	7,123	55,526

Total adjustments	891,238	295,728	1,557,364

Net cash used in operating activities	(1,868,536)	(1,265,107)	(4,867,477)

Cash flows from investing activities:
Capital expenditures	(614)	(1,790)	(9,616)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(614)	(1,790)	(58,720)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	3,601,510	4,979,822
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	—	3,601,510	5,479,822

Net increase (decrease) in cash and cash equivalents	(1,869,150)	2,334,613	553,625
Cash and cash equivalents at beginning of period	2,422,775	88,162	—

Cash and cash equivalents at end of period	$553,625	$2,422,775	$553,625

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$624	$3,911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$380,829	$—	$411,512
Issuance of common stock for patents and licenses	$31,250	$—	$46,109
Issuance of options and warrants for services	$510,254	$43,683	$553,937
Conversion of convertible notes payable and accrued interest into common stock	$—	$555,526	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004, and Period

From Inception on February 9, 1996 to December 31, 2005

1. Description of Company and Nature of Business

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania. Through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”), Duska Therapeutics focuses on the development of diagnostic and therapeutic products based on adenosine 5’-triphosphate (ATP), and ATP receptors related technologies. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists, have recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis and treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited operations unrelated to the pharmaceutical industry. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. In connection with the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than Duska Scientific’s business of developing new products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at December 31, 2005 of approximately $6.4 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plans in order to meet its operating cash flow requirements include the private placement financing event described in Note 9. The Company expects this funding, in addition to the cash and cash equivalents at December 31, 2005, to be sufficient to fund its current planned operations through August 2006, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

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

Property and Equipment – Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals, and betterments are capitalized. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

Patents and Patent Application Costs – Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed as incurred rather than capitalized. During 2005, the Company recorded an expense of $63,963 related to the write-off of previously capitalized patents which is included in research and development expense.

Research and Development – Research and development costs related to future and present products are charged to expense as incurred.

Comprehensive Loss – For the years ended December 31, 2005 and 2004, and for the period from inception on February 9, 1996 to December 31, 2005, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

Restatement for Stock Split – All amounts in the accompanying financial statements have been restated to give effect to the 3-for-1 stock split described in Note 5.

Net Loss Per Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 15,995,551 and 14,265,551 shares at December 31, 2005 and 2004, respectively.

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

If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share for years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss, as reported	$(2,759,774)	$(1,560,835)
Net additional compensation recognized under SFAS 123	(217,250)	(398,286)

Pro forma net loss	$(2,977,024)	$(1,959,121)

Basic and diluted loss per common share:
As reported	$(0.14)	$(0.10)
Pro forma	$(0.15)	$(0.13)

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model:

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.0%	4.7%
Expected life of option	4.4 years	6.8 years

New Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is a small business issuer and therefore applied Statement 123(R) effective January 1, 2006. The Company expects that this new pronouncement will have a significant impact on its results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

3. Property and Equipment

Property and equipment at December 31 consist of the following:

2005
Computer equipment	$7,221
Furniture and equipment	2,395

9,616
Less accumulated depreciation	(7,024)

$2,592

Depreciation expense amounted to $821 and $915 for the years ended December 31, 2005 and 2004, respectively. Depreciation expense for the period from inception on February 9, 1996 to December 31, 2005 amounted to $7,024.

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

On March 5, 2004, the convertible note payable holders converted $500,000 in convertible notes payable and $55,526 in accrued interest into 533,301 shares of the Company’s common stock and warrants to purchase 533,301 shares of the Company’s common stock at $1.00 per share. The warrants expire in March 2009, and can be exercised at any time. In connection with the issuance of the warrants, the Company recognized interest expense amounting to $190,846 in 2004.

5. Stockholders’ Equity

The information included in this Note 5 is with respect to equity transactions by Duska Scientific prior to the Reorganization and is with respect to the Company commencing with the Reorganization.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Common Stock – Restatement for Stock Splits, Dividends and Recapitalization

All amounts in the Company’s financial statements and footnotes have been retroactively restated to give effect to the following:

—	a 1000:1 stock split in June 2000

—	a 300% stock split up effected in the form of a dividend in October 2001

—	a 3:1 stock split in August 2004

—	a recapitalization in August 2004, resulting in the par value of common stock changing from $.01 per share to $.001 per share

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

As more fully described in Note 7, in November 2004 the Company issued to designees of Cato Research Ltd. (“Cato”) 500,000 shares of its common stock and warrants to purchase 500,000 shares of its common stock at $2.50 per share pursuant to an agreement whereby Cato is providing certain services. The warrants expire in August 2007. During 2005 a total of 380,829 shares and warrants were released from escrow in payment for services performed by Cato. As of December 31, 2005, 119,171 shares and warrants remained in escrow pending receipt of invoices for services performed by Cato (see Note 7) and such shares are not included in the financial statements as outstanding as of December 31, 2005. As additional compensation for Cato, in November 2004 the Company issued to Cato’s designees additional warrants to purchase a total of 99,000 shares of its common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; the Company recorded an expense of $43,683 in 2004 associated with the issuance of these warrants.

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

In October 2005, the Company recorded $485,000 of expense associated with the vesting of warrants to purchase an aggregate 1,500,000 shares of the Company’s common stock at exercise prices ranging from $0.50 to $2.00 per share issued to a public relations and advertising firm for services associated with the Company’s public and investor relations program.

During 2005, the Company recorded $25,255 of expense associated with the vesting of stock options issued to members of its Scientific Advisory Board and other consultants for services rendered during the period.

Stock Option Plan

In 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan for the grant of qualified incentive stock options (ISO) and non-qualified stock options. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 6,000,000 shares are reserved for issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005 and 2004 is shown below.

	Number of Options		Weighted Average Exercise Price
	2005	2004	2005	2004
Outstanding – beginning of year	5,015,000	4,062,000	$1.04	$1.04
Granted	275,000	1,055,000	2.18	1.02
Exercised	—	—	—	—
Cancelled	(45,000)	(102,000)	1.04	1.04
Expired	—	—	—	—
Outstanding – end of year	5,245,000	5,015,000	$1.10	$1.04
Exercisable – end of year	5,025,000	4,825,000	$1.08	$1.04
Weighted average fair value of options granted during the year	$1.05	$0.40

The following table summarizes additional information concerning the Company’s stock options outstanding and exercisable as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.00 – 1.04	4,945,000	3.15	$1.03	4,795,000	$1.03
$2.00 – 2.25	300,000	4.06	$2.16	230,000	$2.15

Warrants Outstanding

As of December 31, 2005, warrants to purchase 10,750,551 shares of common stock at prices ranging from $0.50 to $2.50 were outstanding. As of December 31, 2005, all of such warrants were exercisable and expire at various dates through 2009.

6. Income Taxes

For income tax purposes, the Company and its subsidiary have an aggregate of approximately $5,667,000 of net operating loss carryforwards available to offset against future federal taxable income, subject to certain limitations. Such losses begin to expire in 2019. State income tax loss carryforwards start to expire in the year 2009.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$2,153,270	$1,278,235
Research and development credit carryforward	53,489	53,489
Depreciation and other	4,746	26,806

Total deferred tax assets	2,211,505	1,358,530

Deferred tax liabilities	—	—

Net deferred tax assets	2,211,505	1,358,530
Valuation allowance	(2,211,505)	(1,358,530)

	$—	$—

The Company’s net deferred tax asset is fully offset by a valuation allowance. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the remaining net deferred tax assets will be recognized in the future.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	34.0%
Current year losses	(34.0)

Effective income tax rate	0.0%

7. Commitments

Leases – The Company leases the office used for its operations under a lease agreement on a month-to-month basis. As of December 31, 2005, monthly rent expense amounted to $2,200. Rent expense amounted to $24,647, $16,109 and $66,659 for the years ended December 31, 2005 and 2004, and for the period from inception on February 9, 1996 to December 31, 2005, respectively.

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. During 2005 a total of 380,829 shares and warrants were released from escrow in payment for services performed by Cato during 2004 and 2005. As of December 31, 2005, 119,171 shares and warrants remained in escrow pending receipt of invoices for services performed by Cato.

In addition, as additional compensation for Cato, in November 2004 the Company issued, to Cato’s designees, additional warrants to purchase a total of 99,000 shares of common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; accordingly, the Company recognized expense of $43,683 in 2004 for the warrants, based on the value as calculated in a Black-Scholes valuation model.

8. Related Party Transactions

During 2004 and 2005, Sanford J. Hillsberg served as the Company’s corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company’s corporate law firm during that period. During 2005 and 2004, the Company paid Troy & Gould $172,998 and $153,893, respectively, for legal services. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and continued to serve as its corporate Secretary during 2004 and 2005. During 2005 and 2004, Mr. Hillsberg was paid $5,000 and $52,920, respectively, for the services he rendered as the Company’s Vice President and Corporate Secretary during 2003. During each of 2005 and 2004, Mr. Hillsberg earned $25,000 for the services he rendered as corporate Secretary. As of December 31, 2005, amounts owed to Mr. Hillsberg for services rendered during 2005 totaled $4,167.

During 2004 and 2005 (through December 5, 2005), Dr. Manfred Mosk served as the Company’s non-executive Chairman of the Board. Dr. Mosk is the controlling shareholder of Technomedics Management & Systems, Inc, which provides the consulting services of Dr. Mosk to the Company. Dr. Mosk also served as the part-time interim Chief Executive Officer during 2003. During 2005 and 2004, Technomedics Management & Systems, Inc., was paid $30,000 and $140,208, respectively, for the services Dr. Mosk rendered as interim part-time Chief Executive Officer and Chairman during 2003. During 2005 and 2004, Technomedics Management & Systems, Inc., earned $64,167 and $70,000, respectively, for the services Dr. Mosk rendered as non-executive Chairman of the Board. As of December 31, 2005, amounts owed to Technomedics Management & Systems, Inc. for services rendered during 2005 totaled $5,833.

During 2004 and 2005 (through November 2005), Dr. David Benditt, one of our directors, served as a consultant to the Company for which he was paid a fee of $700 per month.

9. Subsequent Events

On March 6, 2006, the Company entered into subscription agreements with certain accredited investors providing for the purchase of 8 million shares of its common stock at an aggregate purchase price of $2,000,000, or $0.25 per share. The investors placed funds or checks representing an aggregate of $2,000,000 with an escrow agent and these funds will be released to the Company if and when a registration statement covering the resale of such shares is declared effective. If the registration statement is not declared effective by the Securities and Exchange Commission by June 4, 2006, and the escrow duration is not extended by unanimous consent of the investors, the escrowed funds will be returned to the investors.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated as of February 2, 2003, by and among Shiprock, Inc., Shiprock Subsidiary, Inc., Tommy J. Gropp and Duska Scientific Co. (1)

2.2	Amendment to Agreement and Plan of Reorganization, dated as of June 30, 2004, by and among Shiprock, Inc., Shiprock Subsidiary, Inc., Tommy J. Gropp, Michael Artis and Duska Scientific Co. (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	Amended and Restated Bylaws (4)

4.1	Form of Common Stock certificate (5)

4.2	Form of Warrant, dated August 30, 2004, for the purchase of common stock issued to the purchasers of the units in Duska Scientific’s August 2004 private placement exchanged for warrants of Duska Therapeutics (4)

4.3	Form of Warrant, dated August 30, 2004 for the purchase of common stock issued to the purchasers of the units in Duska Scientific’s April 2004 private placement exchanged for warrants of Duska Therapeutics (5)

4.4	Form of Warrant for the purchase of common stock issued in Duska Scientific’s 2004 note conversion exchanged for warrants of Duska Therapeutics (5)

4.5	“A” Warrant to purchase common stock issued to the John N. Kapoor Trust (5)

4.6	“B” Warrant to purchase common issued to the John N. Kapoor Trust (5)

4.7	Form of Warrant for the purchase of common stock issued to Cato Holding Company and affiliates (5)

4.8	Form of Registration Rights Agreement (5)

4.9	Form of Warrant for the purchase of common stock issued to the purchasers of the units in Duska Scientific’s 2002 private placement exchanged for warrants of Duska Therapeutics (5)

4.10	Form of Warrant for the purchase of common stock issued to the placement agents for Duska Scientific’s bridge financing exchanged for warrants of Duska Therapeutics (5)

4.11	Form of Warrant for the purchase of common stock issued to the placement agents for Duska Scientific’s August 2004 private placement exchanged for warrants of Duska Therapeutics (5)

4.12	Form of Warrant for the purchase of common stock issued to affiliates of Cato Holding Company (5)

10.1	Amended and Restated Master Services Agreement effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd., and letter amendment effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd. (5)

1

10.2	Agreement, dated April 30, 2004, between Duska Scientific Co. and CooperSurgical Inc. (5)

10.3	Collaboration Agreement, dated April 22, 2003, between Duska Scientific Co. and Medtronic, Inc. (5)

10.4	Agreement, dated September 1, 2004, between Duska Therapeutics, Inc. and Amir Pelleg, Ph.D.(5)

10.5	Agreement, dated February 16, 2004, between Duska Scientific Co. and Mark Reynolds (5)

10.6	Lease and Service Agreement, dated November 27, 2001, between Duska Scientific Co. and American Executive Centers, Inc. and extensions thereof. (5)

10.7	License and Assignment Agreement, dated November 15, 1999, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman (5)

10.8	License Agreement dated as of November 15, 1999, among Duska Scientific Co., Dr. Francesco DiVirgilio and Dr. Carlo Foresta (5)

10.9	Development and Assignment Agreement, dated as of August 23, 2003 among Duska Scientific Co., Dr. Francesco DiVirgilio, Dr. Davide Ferrari and Dr. Roberto Baricodi (5)

10.10	Assignment Agreement, dated as of December 18, 2003, between Duska Scientific Co. and Dr. Amir Pelleg (5)

10.11	Assignment, dated as of December 14, 2001, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman (5)

10.12	Form of Agreement entered into between Duska Scientific Co. and Sanford J. Hillsberg effective September 1, 2004 (5)

10.13	Agreement between Duska Therapeutics, Inc. and Marie Sciocchetti effective January 1, 2005 (7)

10.14	Development and Assignment Agreement by and between Drs. Francesco DiVirgilio, Lucia Galli and Valentina Resta, and Duska Scientific Co., dated March 8, 2005 (8)

10.15	Amendment to Letter of Engagement and Work Authorization by and between Duska Therapeutics, Inc. and Investor Relations International, dated February 3, 2006 (9)

10.16	Form of Agreement entered into between Duska Scientific Co. and Technomedics Management & Systems, Inc. effective September 1, 2004 (5)

10.17	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan (5)

10.18	Form of Non-Qualified Stock Option Agreement under 2004 Equity Incentive Plan (5)

10.19	2004 Equity Incentive Plan (6)

10.20	Option issued to Triax Capital Management, Inc. on August 23, 2004 (5)

10.21	Agreement between Duska Therapeutics, Inc. and Technomedics Management & Systems, Inc. effective September 1, 2004 (5)

21.1	List of Subsidiaries (5)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Amir Pelleg, Ph.D.)

2

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Mark Reynolds)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Amir Pelleg, Ph.D.)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Reynolds)

(1)	Incorporated by reference to the Company’s definitive Information Statement on Schedule 14-C filed with the Securities and Exchange Commission on July 28, 2004.
(2)	Previously filed as an exhibit to the Company’s Report on Form 10-SB on July 26, 2001, which exhibit is hereby incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on August 26, 2004, which exhibit is hereby incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on September 3, 2004, which exhibit is hereby incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-12067) filed on November 19, 2004, which exhibit is hereby incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-15063) filed on May 19, 2005, which exhibit is hereby incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on May 16, 2005, which exhibit is hereby incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005, which exhibit is hereby incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on February 13, 2006, which exhibit is incorporated by reference.

3