Form 10QSB
period 2006-03-31
DUSKA THERAPEUTICS, INC.
filed 2006-05-22
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of May 12, 2006: 19,652,801

DUSKA THERAPEUTICS, INC.

Form 10-QSB

1

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,593	$553,625
Restricted cash	550,000	—
Prepaid expenses & other current assets	79,602	101,721

Total current assets	934,195	655,346

Property and equipment, net	2,490	2,592

Other assets	3,150	3,150

Total assets	$939,835	$661,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$504,595	$335,677
Stock subscriptions payable	550,000	—
Accrued officers’ salaries	31,613	12,500

Total current liabilities	1,086,208	348,177

Commitments

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 19,533,630 shares outstanding at March 31, 2006 and December 31, 2005	19,534	19,534
Additional paid-in capital	7,086,686	6,718,218
Deficit accumulated during the development stage	(7,252,593)	(6,424,841)

Total stockholders’ equity	(146,373)	312,911

Total liabilities and stockholders’ equity	$939,835	$661,088

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		From Inception on February 9, 1996 to March 31, 2006
	2006	2005
Revenues	$—	$—	$—

Operating expenses:
Research and development	262,963	245,126	3,219,460
General and administrative	569,193	213,945	3,856,657

	832,156	459,071	7,076,117

Loss from operations	(832,156)	(459,071)	(7,076,117)

Other income (expense)
Interest income	4,404	11,449	69,896
Interest expense	—	—	(246,372)

	4,404	11,449	(176,476)

Net loss	$(827,752)	$(447,622)	$(7,252,593)

Net loss per share (basic and diluted)	$(0.04)	$(0.02)	$(0.50)

Weighted average number of shares outstanding (basic)	19,533,630	19,139,627	14,436,435
(diluted)	20,240,201	19,139,627	14,462,934

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	3,789,600	3,790	26,892	—	30,682
Issuance of stock for cash in October 1999	7,500,000	7,500	17,500	—	25,000
Issuance of common stock for patents and licenses in November 1999	230,400	230	538	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	480,000	480	13,611	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	12,000,000	12,000	58,541	(50,222)	20,319
Issuance of stock for cash in June 2000	168,000	168	174,832	—	175,000
Issuance of stock for cash in October 2000	105,000	105	174,895	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	12,273,000	12,273	408,268	(96,727)	323,814
Issuance of stock for cash in November 2001	984,000	984	1,002,328	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	13,257,000	13,257	1,410,596	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	13,257,000	13,257	1,410,596	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351
Issuance of common stock and warrants for services in March 2005	133,046	133	132,913	—	133,046
Issuance of stock for services in May 2005	70,281	70	70,211	—	70,281
Issuance of stock for licenses and patents in June 2005	25,000	25	31,225	—	31,250
Issuance of stock for services in June 2005	46,854	47	46,807	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	130,648	131	130,517	—	130,648
Expenses associated with vesting of stock options during 2005	—	—	25,255	—	25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	19,533,630	19,534	6,718,218	(6,424,841)	312,911
Expenses associated with vesting of stock options during the three months ended March 31, 2006 (unaudited)	—	—	66,731	—	66,731
Issuance of warrants for services in February 2006			301,737		301,737
Net loss for the three months ended March 31, 2006 (unaudited)	—	—	—	(827,752)	(827,752)

Balance at March 31, 2006 (unaudited)	19,533,630	$19,534	$7,086,686	$(7,252,593)	$(146,373)

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Period Ended March 31,		From Inception on February 9, 1996 to March 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(827,752)	$(447,622)	$(7,252,593)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	208	205	7,232
Issuance of common stock and warrants for services	—	133,046	442,762
Issuance of options and warrants for services	368,468	—	922,405
Write-off of patent and licenses			63,963
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846
Changes in assets and liabilities
Prepaid expenses and other current assets	22,119	28,454	(79,602)
Deposits	—	—	(3,150)
Accounts payable and accrued expenses	168,918	(171,241)	485,482
Accrued payroll	19,113	(46,250)	31,613
Accrued interest payable	—	—	74,639

Total adjustments	578,826	(55,786)	2,136,190

Net cash used in operating activities	(248,926)	(503,408)	(5,116,403)

Cash flows from investing activities:
Payments to acquire property and equipment	(106)	(614)	(9,722)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(106)	(614)	(58,826)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	—	4,979,822
Proceeds from stock subscription	550,000	—	550,000
Stock subscription payable	(550,000)	—	(550,000)
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	—	—	5,479,822

Net increase (decrease) in cash and cash equivalents	(249,032)	(504,022)	304,593
Cash and cash equivalents at beginning of period	553,625	2,422,775	—

Cash and cash equivalents at end of period	$304,593	$1,918,753	$304,593

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$3,911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$—	$133,046	$411,512
Issuance of common stock for patents and licenses	$—	$—	$46,109
Issuance of options and warrants for services	$401,838	$—	$995,775
Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania that carries out all its operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate (ATP), and its receptors. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists provides a rationale for the potential development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As part of the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than the Company’s business of developing new products for the diagnosis or treatment of human diseases.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at March 31, 2006 of approximately $7.3 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the relevant FDA and/or other regulatory approvals are obtained.

In order to meet its operating cash flow requirements, the Company has recently launched the private placement financing event described in Note 6. The Company expects this funding, in addition to the cash and cash equivalents at March 31, 2006, to be sufficient to fund its current planned operations through August 2006, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to research and development. All losses accumulated since inception have been considered as part of the Company’s drug development stage activities.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on March 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled 13,095,551 and 14,465,551 shares at March 31, 2006 and 2005, respectively.

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of March 31, 2006, the Company has released 380,829 Cato Units from escrow, and estimates that an additional $70,392 has been earned by Cato pursuant to the Cato Agreement, of which $27,144 is expected to be paid through the release of 27,144 Cato Units from escrow. No Cato Units were released from escrow during the three-month period ended March 31, 2006.

Effective February 3, 2006, the Company amended its agreement with its public relations and advertising firm. Pursuant to the amendment, the Company cancelled 1,500,000 vested warrants previously issued and granted the public relations and advertising firm warrants to purchase up to an aggregate of 2,150,000 of our common stock as follows: 900,000 shares at an exercise price of $0.01 per share (which are currently exercisable), 500,000 shares at an exercise price of $0.125 per share (which vest upon the attainment of certain milestones) and 750,000 shares at an exercise price of $0.50 per share (which vest upon the attainment of certain milestones). The warrants expire on December 31, 2006 if not exercised. We issued such warrants in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. During the three month period ended March 31, 2006, we recorded approximately $301,737 of expense associated with the issuance of these warrants (included in general and administrative expense).

4. Related Party Transactions

During 2005, Sanford J. Hillsberg was the Company’s corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company’s corporate law firm during that period. Legal expense generated from Troy & Gould for the three months ended March 31, 2006 amounted to $16,197. Included in accounts payable and accrued expenses at March 31, 2006 is $33,304 due to Troy & Gould for legal fees. Mr. Hillsberg resigned from the Board of Directors and as corporate Secretary on January 25, 2006. In the three months ended March 31, 2006, Mr. Hillsberg earned $1,613 for his services as corporate Secretary. As of March 31, 2006, remaining amounts owed to Mr. Hillsberg for services totaled $5,779.

During 2005, until his resignation in December 2005, Dr. Manfred Mosk served as the Company’s non-executive Chairman of the Board. Dr. Mosk is the controlling shareholder of Technomedics Management & Systems, Inc, which provided the consulting services of Dr. Mosk to the Company. Dr. Mosk served as the Chairman of the Company from 1999 through December 7, 2005 and as the part-time interim Chief Executive Officer during 2003. As of March 31, 2006, remaining amounts owed for Dr. Mosk’s services totaled $5,833.

During 2005, Dr. David Benditt, one of our directors, served as a consultant to the Company, for which he was paid a fee of $700 a month.

5. Stock-Based Compensation

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less that the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Income for the three months ended March 31, 2005 for options granted under the Company’s stock option plan as all unvested options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the three months ended March 31, 2006, no options were granted. For the three months ended March 31, 2006, the Company recognized expense of $66,731 as a result of the adoption SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	As per SFAS 123R	As per SFAS 123
Operating Loss	(828)	(760)
Income before provision for income taxes	(828)	(760)
Net loss	(828)	(760)
Net loss per share:
Basic	($0.04)	($0.04)
Diluted	($0.04)	($0.04)

The options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options after January 1, 2006. The Company’s assessment of the estimated compensation charges for these other options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to the Company’s stock price volatility and expected employee stock option behavior.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2006	5,245,000	$1.10
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2006	5,245,000	$$1.10	3.37	$0.0

Exercisable at March 31, 2006	5,025,000	$$1.10	3.37	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2006:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	220,000	$1.38
Granted	—	—
Vested	50,000	$2.20

Nonvested at March 31,2006	170,000	$1.14

As of March 31, 2006, there was $81,710 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost will be recognized when the related performance conditions become probable. The total measurement fair value of shares vested during the three-months ended March 31, 2006 was $66,731.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 0% forfeiture rate based upon historical forfeitures. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to a reduce pro forma expense for the period in which the forfeiture occurred.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2006	2005
Weighted average fair value at date of grant for options granted during the period	$0.00	$1.06
Risk-free interest rates	4.00%	4.00%
Expected stock price volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

The following table illustrates the effect on net income and earnings per share if the Company had applied the Fair Value recognition provisions of SFAS 123R for the three months ended March 31, 2005:

March 31, 2005
Net Income (loss)	$(448)

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(16)

Net Income (loss)--pro forma	(463)

Income (loss) per share:
Basic—as reported	$(0.02)
Diluted—as reported	$(0.02)
Basic—pro forma	$(0.02)
Diluted—pro forma	$(0.02)

These assumptions resulted in weighted-average fair values of $ 0.00 and $1.71 for each stock option valued under the Black- Scholes method and granted in the quarters ended March 31, 2006 and 2005, respectively.

6. Subsequent Events

On March 6, 2006, the Company entered into subscription agreements with certain accredited investors providing for the purchase of 8 million shares of its common stock at an aggregate purchase price of $2,000,000, or $0.25 per share. The investors placed $550,000 on deposit with the escrow agent and sent checks for $1,450,000, for a total of $2,000,000, with the funds and checks to be released to the Company if and when a registration statement covering the resale of such shares was declared effective.

On April 19, 2006, the Securities and Exchange Commission declared the registration statement covering the resale of such shares effective, and as of May 12, 2006 the Company is in the process of closing the transaction.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 14.

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

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. Since inception, all losses accumulated have been considered as part of our development stage activities.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we adopted Statement 123(R) as of January 1, 2006. The Company has elected to use the modified prospective transition method. Under this method, the Company will not adjust any prior financial statements and will recognize expense for any new stock-based awards and the unvested portion of unvested awards as of January 1, 2006. For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the related equity securities based on the fair value based method.

Results of Operations

We recorded a net loss of $827,752 for the three month period ended March 31, 2006 as compared to a loss of $447,622 for the same period in 2005.

General and administrative expenses were $569,193 during the three month period ended March 31, 2006, as compared to $213,945 for the same period in 2005. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in 2006 is primarily attributable to recognizing stock-based compensation expense of $368,468 to directors and consultants as required under SFAS No. 123(R).

Research and development expenses were $262,963 during the three month period ended March 31, 2006, as compared to $245,126 for the same period in 2005. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. The increase from 2005 to 2006 is attributable to costs associated with the preclinical development of ATPotent, offset by lower expenses on our Phase II clinical trial for ATPace™. As previously disclosed, the rate of patient enrollment in our ATPace™ Phase II trial to date has been slower than we had originally anticipated. Accordingly, we have temporarily suspended the enrollment of patients into the trial, effective as of March 23, 2006, as we reevaluate the development strategy for ATPace™; specifically, we intend to consider revising aspects of the protocol such as the eligibility criteria, and addition of sites outside of the U.S. In addition, an alternative strategy is being considered: pursuing a modified development program of this product as a therapeutic rather than diagnostic drug.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, to be held in escrow by us and released as we receive invoices for services actually performed by Cato. During the three month period ended March 31, 2006, we recorded $70,392 of expense associated with the Cato Agreement (included in research and development expense), of which $27,144 will be satisfied through the release of Cato Units from escrow.

Effective February 3, 2006, the Company amended its agreement with its public relations and advertising firm. Pursuant to the amendment, the Company cancelled 1,500,000 vested warrants previously issued and granted the public relations and advertising firm warrants to purchase up to an aggregate of 2,150,000 of our common stock as follows: 900,000 shares at an exercise price of $0.01 per share (which are currently exercisable), 500,000 shares at an exercise price of $0.125 per share (which vest upon the attainment of certain milestones) and 750,000 shares at an exercise price of $0.50 per share (which vest upon the attainment of certain milestones). The warrants expire on December 31, 2006 if not exercised. We issued such warrants in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. During the three month period ended March 31, 2006, we recorded approximately $301,737 of expense associated with the issuance of these warrants (included in general and administrative expense).

We expect our research and development expenditures to continue at a lower rate in 2006 from 2005, due primarily to the suspension of patient enrollment in the Phase II trial for ATPace™, and the expected completion of the on-going pre-clinical studies with ATPotent™.

Interest income was $4,404 during the three month period ended March 31, 2006, as compared to $11,449 for the same period in 2005. The variance generally corresponds to fluctuating cash balances. We expect interest income to increase in subsequent quarters as our cash balances increase from raising additional capital.

We did not incur any interest expense during the three month periods ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $304,593, compared to $553,625 at December 31, 2005. Negative working capital totaled $152,103 at March 31, 2006, compared to positive working capital of $307,169 at December 31, 2005. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6 million of equity securities.

On March 6, 2006, the Company entered into subscription agreements with certain accredited investors providing for the purchase of 8 million shares of its common stock at an aggregate purchase price of $2,000,000, or $0.25 per share. The investors placed funds or checks representing an aggregate of $2,000,000 with an escrow agent with the funds to be released to the Company if and when a registration statement covering the resale of such shares was declared effective (the “Private Placement.”)

On April 19, 2006, the Securities and Exchange Commission declared the registration statement covering the resale of such shares effective, and as of May 12, 2006 the Company is in the process of closing the transaction.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations and the closing of the Private Placement, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures through approximately the end of August 2006. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we believe that we will need to obtain at least $2,000,000 of additional funds to fund our planned operations through August 2007. We do not have any bank credit lines and have financed all of our prior operations thought the sale of securities. We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

In their report dated February 18, 2006, and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000 that existed as of December 31, 2005. As of March 31, 2006, we had an accumulated deficit of approximately $7,253,000, which amount does not include the proceeds that will be received upon the closing of the private placement. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital.

As of March 31, 2006, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At March 31, 2006, such obligations would have amounted to approximately $1,155.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal quarters ended March 31, 2006, 2005 and 2004, we had net losses of approximately $827,752, $447,662 and $559,679, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated February 18, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000 as of December 31, 2005. As of March 31, 2006, we had an accumulated deficit of approximately $7,253,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate $5,500,000 of net proceeds since 1999. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. Although we have entered into subscription agreements for a $2,000,000 Private Placement, we believe that our cash balances following completion of the Private Placement will only be sufficient to fund our planned level of operations through approximately August 2006. We will need this substantial funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and two proposed product candidates, Vagonixen™ and Ocuprene™, and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in connection with an amendment to an agreement with an public relations and advertising firm regarding investor and public relations services, in March 2006, we granted our public relations and advertising firm warrants to purchase up to 2,150,000 shares of our common stock issuable as follows: 900,000 shares at an exercise price of $0.01 per share (which are currently exercisable), 500,000 shares at an exercise price of $0.125 per share (which are subject to various vesting conditions) and 750,000 shares at an exercise price of $0.50 per share (which are subject to various vesting conditions) in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services.

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

Regarding the development of ATPotent™ as a proposed drug for the treatment of male infertility, we are currently conducting pre-clinical studies with ATP, which is the active ingredient of ATPotent™. There is no assurance that these studies would yield the desired data. Even if the latter is obtained, the FDA may not accept the data from these studies. In either case, the development of ATPotent™ may be delayed or even abandoned altogether; in the case of a delay, the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

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

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. We may be unable to confirm in our clinical trials with ATPace™ and our pre-clinical studies or clinical trials with ATPotent™ the favorable published clinical data obtained by European investigators in studies of similar product candidates. Recent pre-clinical experiments conducted by U.S. scientists have shown some variability in the effects of extracellular ATP on human sperm of healthy donors. Based on the preliminary data obtained in our pre-clinical studies, we reformulated ATPotent™ and redesigned its packaging to create a user friendly product with a desirable shelf life. There are no assurances that the FDA would approve these changes, and therefore, we may encounter significant delays and additional costs in the development of ATPotent™ and may even abandon the development of this product altogether. We may encounter further difficulties in subsequent pre-clinical or clinical testing of ATPotent™ due to the nature or complexity of the protocol or for other unanticipated reasons, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™, even if we can confirm the previously published data.

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

Several large pharmaceutical companies are intensely pursuing the development of new drugs for the treatment of COPD, which is the clinical target of our proposed product, Vagonixen™.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. If others infringe our patents, we may be compelled to bring an infringement action to challenge the validity of our patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. Litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, the Company. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current and proposed product candidates; or

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses.

If we choose to enforce our patents, we may:

•	find our patents are unenforceable, invalid, or have a reduced scope of protection, or

•	find our patents are not infringed.

Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Our inability to successfully defend an infringement action by others or enforce our patents would have a material adverse effect on our Company and its prospects.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Amir Pelleg, President, Chairman of our Board of Directors, Chief Operating Officer and Chief Scientific Officer, Dr. John Kapoor, a director, Dr. David Benditt, a director and our consultant, Dr. Jane Kinsel, a director, Dr. Donald A. McAfee, a director, and Dr. Pasquale Patrizio, a member of our Advisory Board. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. In 2005, we experienced some director turnover with Dr. Manfred Mosk resigning his positions of non-executive chairman and director, and in the first quarter 2006, Sanford J. Hillsberg and Dr. Rudolph Nisi resigned as directors. As of March 31, 2006, we had only two full-time employees, including Dr. Pelleg, and one part-time employee. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services would have a material adverse effect on our operations.

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

In December 2004, the Financial Accounting Standards Board published new rules that will require companies such as us to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As a small business issuer, we adopted these new rules as of January 1, 2006. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

Item 3. — Controls and Procedures

Our President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2 — Changes in Securities and Small Business Issuer Purchase of Equity Securities

As disclosed on our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006, we entered into subscription agreements to sell 8,000,000 shares of our common stock through a private placement.

As disclosed in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006, we granted our public relations and advertising firm warrants to purchase an aggregate of 2,150,000 shares of our common stock.

Item 6. — Exhibits

(a)	Exhibits

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: May 19, 2005	By:	/s/ Wayne R. Lorgus
Wayne R. Lorgus
Chief Financial Officer
(duly authorized officer and principal
financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)