Form 10QSB
period 2006-06-30
DUSKA THERAPEUTICS, INC.
filed 2006-08-14
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of August 4, 2006: 21,011,547

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,060	$553,625
Restricted cash	870,000	—
Prepaid expenses & other current assets	45,252	101,721

Total current assets	919,312	655,346

Property and equipment, net	3,286	2,592

Other assets	1,500	3,150

Total assets	$924,098	$661,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,199,835	$335,677
Accrued officers’ salaries	41,613	12,500

Total current liabilities	1,241,448	348,177

Commitments

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized;
21,011,547 and 19,533,630 shares outstanding at June 30, 2006 and December 31, 2005	21,012	19,534
Additional paid-in capital	7,282,616	6,718,218
Deficit accumulated during the development stage	(7,620,978)	(6,424,841)

Total stockholders’ deficit	(317,350)	312,911

Total liabilities and stockholders’ deficit	$924,098	$661,088

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception on February 9, 1996 to June 30, 2006
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	(878)	379,153	262,085	624,279	3,282,545
General and administrative	378,143	191,556	947,336	405,501	4,170,837

	377,265	570,709	1,209,421	1,029,780	7,453,382

Loss from operations	(377,265)	(570,709)	(1,209,421)	(1,029,780)	(7,453,382)

Other income (expense)
Interest income	8,880	11,236	13,284	22,685	78,776
Interest expense	—	—	—	—	(246,372)

	8,880	11,236	13,284	22,685	(167,596)

Net loss	$(368,385)	$(559,473)	$(1,196,137)	$(1,007,095)	$(7,620,978)

Net loss per share (basic and diluted)	$(0.02)	$(0.03)	$(0.06)	$(0.05)	$(0.52)
Weighted average number of shares outstanding (basic and diluted)	20,444,593	19,294,712	19,989,112	19,217,598	14,657,957

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

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351
Issuance of common stock and warrants for services in March 2005	133,046	133	132,913	—	133,046
Issuance of stock for services in May 2005	70,281	70	70,211	—	70,281
Issuance of stock for licenses and patents in June 2005	25,000	25	31,225	—	31,250
Issuance of stock for services in June 2005	46,854	47	46,807	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	130,648	131	130,517	—	130,648
Expenses associated with vesting of stock options during 2005	—	—	25,255	—	25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	19,533,630	19,534	6,718,218	(6,424,841)	312,911
Expenses associated with vesting of stock options during the six months ended June 30, 2006 (unaudited)	—	—	67,222	—	67,222
Issuance of warrants for services in February 2006	—	—	301,737	—	301,737
Issuance of stock in private placement in April 2006	520,000	520	129,480	—	130,000
Issuance of stock for services in June 2006	57,917	58	57,859	—	57,917
Exercise of warrants in May 2006	900,000	900	8,100	—	9,000
Net loss for the six months ended June 30, 2006 (unaudited)	—	—	—	(1,196,137)	(1,196,137)

Balance at June 30, 2006 (unaudited)	21,011,547	$21,012	$7,282,616	$(7,620,978)	$(317,350)

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended June 30,		From Inception on February 9, 1996 to June 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(1,196,137)	$(1,007,095)	$(7,620,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	447	205	7,471
Issuance of common stock and warrants for services	57,917	289,850	500,678
Issuance of options and warrants for services	368,959	—	922,897
Write-off of patent and licenses			63,963
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846
Changes in assets and liabilities
Prepaid expenses and other current assets	56,470	42,626	(45,251)
Restricted cash	(870,000)	—	(870,000)
Deposits	1,650	—	(1,500)
Accounts payable and accrued expenses	864,157	(210,992)	1,199,835
Accrued payroll	29,113	(70,000)	41,612
Accrued interest payable	—	—	55,526

Total adjustments	508,713	51,689	2,066,077

Net cash provided by (used in) operating activities	(687,424)	(955,406)	(5,554,901)

Cash flows from investing activities:
Payments to acquire property and equipment	(1,141)	(614)	(10,757)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(1,141)	(614)	(59,861)

Cash flows from financing activities:
Net proceeds from sale of common stock	130,000	—	5,109,822
Proceeds from exercise of warrants	9,000	—	9,000
Proceeds from issuance of convertible notes	—	—	500,000
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	139,000	—	5,618,822

Net increase (decrease) in cash and cash equivalents	(549,565)	(956,020)	4,060
Cash and cash equivalents at beginning of period	553,625	2,422,775	—

Cash and cash equivalents at end of period	$4,060	$1,466,755	$4,060

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$3,911

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$—	$258,600	$411,512
Issuance of common stock for patents and licenses	$—	$31,250	$46,109
Issuance of options and warrants for services	$426,876	$—	$1,423,575
Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania that carries out all its operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate (ATP), and its receptors. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists provide a rationale for the potential development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As apart of the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than the Company’s business of developing new products for the diagnosis or treatment of human diseases.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at June 30, 2006 of approximately $7,600,000. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the relevant FDA and/or other regulatory approvals are obtained.

In order to meet its operating cash flow requirements, the Company launched the private placement financing event described in Note 6. Due to certain subscribers’ failure to meet their commitments, the Company offered those investors whose funds cleared an opportunity to rescind, which a majority of them exercised. As a result, the Company refunded nearly all of the funds raised. The Company expects that the cash and cash equivalents on hand at June 30, 2006, after return of the rescinded stock subscriptions, to be sufficient to fund its current planned operations through August 2006. Additional capital will be required to continue operations after that, and to fund the Company’s operations until such time, if ever, the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to research and development. Since inception, all accumulated losses have been considered as part of the Company’s drug development stage activities.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries that the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on March 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

2. Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled 14,598,551 and 14,495,551 shares at June 30, 2006 and 2005, respectively.

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ would be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of June 30, 2006, the Company has released 438,746 Cato Units from escrow, and estimates that an additional $33,376 has been earned by Cato pursuant to the Cato Agreement, of which $7,645 is expected to be paid through the release of 7,645 Cato Units from escrow.

Effective February 3, 2006, the Company amended its agreement with its public relations and advertising firm. Pursuant to the amendment, the Company cancelled 1,500,000 vested warrants previously issued and granted our public relations and advertising firm warrants to purchase up to an aggregate of 2,150,000 of our common stock as follows: 900,000 shares at an exercise price of $0.01 per share (which have since been exercised), 500,000 shares at an exercise price of $0.125 per share (which vest upon the attainment of certain milestones) and 750,000 shares at an exercise price of $0.50 per share (which vest upon the attainment of certain milestones). The warrants expire on December 31, 2006 if not exercised. The Company issued these warrants in exchange for the firm providing it with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. During the six month period ended June 30, 2006, the Company recorded approximately $301,737 of expense associated with the issuance of these warrants, which was included in general and administrative expense. In June, 2006, the public relations and advertising firm exercised 900,000 warrants at $0.01 per share, for net proceeds of $9,000.

4. Related Party Transactions

During 2005, Sanford J. Hillsberg was the Company’s corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company’s corporate law firm during that period. Legal expense generated from Troy & Gould for the six months ended June 30, 2006 amounted to $16,197. Included in accounts payable and accrued expenses at June 30, 2006 is $48,304 due to Troy & Gould for legal fees. Mr. Hillsberg resigned from the Board of Directors and as corporate Secretary on January 25, 2006. During the six months ended June 30, 2006, Mr. Hillsberg earned $1,613 for his services as corporate Secretary. As of June 30, 2006, remaining amounts owed to Mr. Hillsberg for services totaled $5,779.

During 2005, until his resignation in December 2005, Dr. Manfred Mosk served as the Company’s non-executive Chairman of the Board. Dr. Mosk is the controlling shareholder of Technomedics Management & Systems, Inc, which provided the consulting services of Dr. Mosk to the Company. Dr. Mosk served as the Chairman of the Company from 1999 through December 7, 2005 and as the part-time interim Chief Executive Officer during 2003. As of June 30, 2006, remaining amounts owed for Dr. Mosk’s services totaled $5,833.

During 2005 and 2006, Dr. David Benditt, one of our directors, served as a consultant to the Company, for which he was paid a fee of $700 a month.

5. Stock-Based Compensation

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less that the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Income for the six months ended June 30, 2005 for options granted under the Company’s stock option plan as all unvested options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the three and six months ended June 30, 2006, 30,000 options were granted. For the three and six months ended June 30, 2006, the Company recognized expense of $491 and $67,222 as a result of the adoption SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	As per SFAS 123R (in thousands, except per share data)	Change (in thousands, except per share data)
Operating Loss	(1,209)	(67)
Income before provision for income taxes	(1,196)	(67)
Net loss	(1,196)	(67)
Net loss per share:
Basic and diluted	$(0.05)	$(0.00)

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

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2006	5,245,000	$1,10
Granted	30,000	.50
Exercised	—	—
Canceled or expired	(677,000)	1.15

Outstanding at June 30, 2006	4,598,000	$$1.08	3.24	$0.0

Exercisable at June 30, 2006	4,405,500	$$1.08	3.24	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended June 30, 2006:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	220,000	$$.47
Granted	30,000	0.06
Vested	57,500	0.06

Nonvested at June 30,2006	192,500	$0.43

As of June 30, 2006, there was $82,182 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost will be recognized when the related performance conditions become probable. The total measurement fair value of shares vested during the three and six months ended June 30, 2006 was $491 and $67,722.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 0% forfeiture rate based upon historical forfeitures. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to a reduce pro forma expense for the period in which the forfeiture occurred

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended June 30,
	2006	2005
Weighted average fair value at date of grant for options granted during the period	$0.06	$1.01

Risk-free interest rates	4.0%	4.00%
Expected stock price volatility	27%	50.0%
Expected dividend yield	0.0%	0.0%

The following table illustrates the effect on net income and earnings per share if the Company had applied the Fair Value recognition provisions of SFAS 123R for the three and six month periods ended June 30, 2005

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income (loss)	$(559,473)	$(1,007,095)
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(74,180)	(90,050)

Net Income (loss)—pro forma (basic and diluted)	$(633,653)	$(1,097,145)
Income (loss) per share - as reported (basic and diluted)	$(0.03)	$(0.05)
Income (loss) per share - pro forma (basic and diluted)	$(0.03)	$(0.06)

These assumptions resulted in weighted-average fair values of $ 0.06, and $1.01 for each stock option valued under the Black-Scholes method and granted in the quarters ended June 30, 2006 and 2005, respectively.

6. Financing

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

On April 19, 2006, the Securities and Exchange Commission declared the registration statement covering the resale of such shares effective.

In June 2006, the Company learned that certain of the investors would not honor their commitments under the subscription agreements after a total of $1 million in funds had cleared. As a result, the Company offered those investors who had sent funds to the Company the option to rescind their subscriptions. A small number of the investors decided to reaffirm their commitment to purchase 520,000 shares for $130,000, and the Company refunded $870,000 in July 2006. The $870,000 has been classified as restricted cash on the balance sheet, with the related liability included in accounts payable and accrued expenses.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 18.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

On August 30, 2004, we completed a merger in which Duska Scientific Co. (“Duska Scientific”), through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited landscaping and irrigation operations). In connection with the merger, we changed our name to “Duska Therapeutics, Inc.”, replaced our officers and directors with those of Duska Scientific, ceased our landscaping business and moved our offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage, emerging biopharmaceutical company that has at this time a portfolio of two current product candidates and three proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

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

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. We are devoting substantially all of our present efforts to research and development. Since inception, all losses accumulated have been considered as part of our development stage activities.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “SFAS 123R”, Share-Based Payment. SFAS 123R requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. SFAS 123R replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we adopted SFAS 123R as of January 1, 2006. The Company has elected to use the modified prospective transition method. Under this method, the Company will not adjust any prior financial statements and will recognize expense for any new stock-based awards and the unvested portion of unvested awards as of January 1, 2006. For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the related equity securities based on the fair value based method.

Results of Operations

We recorded net losses of $368,385 and $1,196,137 for the three and six month periods ended June 30, 2006 as compared to losses of $559,473 and $1,007,095 for the same periods in 2005.

General and administrative expenses were $378,143 and $947,336 during the three and six month periods ended June 30, 2006, as compared to $191,556 and $405,501 for the same periods in 2005. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in 2006 is primarily attributable to recognizing stock-based compensation expense of $368,959 to directors and consultants as required under SFAS 123R and to legal expenses associated with the stock subscription offering.

Research and development expenses were $(878) as a result of reversing accruals for clinical work not performed and $262,085 during the three and six month periods ended June 30, 2006, as compared to $379,153 and $624,279 for the same periods in 2005. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. The decrease from 2005 to 2006 is attributable to temporary suspension of the Phase II clinical trial for ATPace™ and the substantial completion of preclinical studies for ATPotent™. As previously disclosed, the rate of patient enrollment in our ATPace™ Phase II trial was been slower than we had originally anticipated. Accordingly, we have temporarily suspended the enrollment of patients into the trial, effective as of March 23,

2006, as we reevaluate the development strategy for ATPace™; specifically, we intend to consider revising aspects of the protocol such as the eligibility criteria, and addition of sites outside of the U.S. In addition, an alternative strategy is being considered: pursuing a modified development program of this product as a therapeutic rather than diagnostic drug. In the latter case, based on the input from our contract research organization, we intend to file a New Drug Application for ATPace™ as permitted under Food and Drug Administration regulations.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, to be held in escrow by us and released as we receive invoices for services actually performed by Cato. During the three and six month periods ended June 30, 2006, we recorded $33,376 and $70,392 of expense associated with the Cato Agreement (included in research and development expense), of which $7,645 will be satisfied through the release of Cato Units from escrow. During the three and six months ended June 30, 2006, we released 57,917 shares from escrow to Cato.

Effective February 3, 2006, the Company amended its agreement with its public relations and advertising firm. Pursuant to the amendment, the Company cancelled 1,500,000 vested warrants previously issued and granted our public relations and advertising firm warrants to purchase up to an aggregate of 2,150,000 of our common stock as follows: 900,000 shares at an exercise price of $0.01 per share (which have been exercised), 500,000 shares at an exercise price of $0.125 per share (which vest upon the attainment of certain milestones) and 750,000 shares at an exercise price of $0.50 per share (which vest upon the attainment of certain milestones). The warrants expire on December 31, 2006 if not exercised. We issued such warrants in exchange for the firm providing us, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. During the three and six month periods ended June 30, 2006, we recorded $0 and $301,737, respectively, of expense associated with the issuance of these warrants, which was included in general and administrative expense. The public relations and advertising firm exercised warrants for 900,000 shares at an exercise price of $0.01 per share in June, 2006.

We expect our research and development expenditures to continue at a lower rate in 2006 from 2005, due primarily to the suspension of patient enrollment in the Phase II trial for ATPace™, and the substantial completion of the on-going pre-clinical studies with ATPotent™.

Interest income was $8,880 and $13,284 during the three and six month periods ended June 30, 2006, as compared to $11,236 and $22,685 for the same periods in 2005. The variance generally corresponds to fluctuating cash balances. We expect interest income to increase in subsequent quarters as our cash balances increase from raising additional capital.

We did not incur any interest expense during the three and six month periods ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $874,060, compared to $553,625 at December 31, 2005. Negative working capital totaled $322,136 at June 30, 2006, compared to positive working capital of

$307,169 at December 31, 2005. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6.1 million of equity securities.

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

On April 19, 2006, the Securities and Exchange Commission declared the registration statement covering the resale of such shares effective.

In June 2006, we learned that certain of the investors would not honor their commitments under the subscription agreements. As a result, we offered those investors who had sent funds to us the option to rescind their subscriptions. A small number of the investors decided to reaffirm their commitment to purchase 520,000 shares for $130,000, and we refunded $870,000 in July 2006. In order to continue operations, we are negotiating for a credit line from a fund specializing in structured equity financing. In addition, we are in negotiations with the Company’s major investors to raise additional capital through equity investments.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations and the outcome of the Private Placement, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures through approximately the end of August 2006. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we believe that we will need to obtain at least $2,000,000 of additional funds to fund our planned operations through August 2007. We do not have any bank credit lines and have financed all of our prior operations thought the sale of securities. We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

In their report dated February 18, 2006, and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000 that existed as of December 31, 2005. As of June 30, 2006, we had an accumulated deficit of approximately $7,600,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital.

As of June 30, 2006, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At June 30, 2006, such obligations would have amounted to less than $1,000.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the six months ended June 30, 2006 and the fiscal years ended December 31, 2005 and 2004, we had net losses of approximately $1,196,137, $2,759,774, and $1,560,835, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated February 18, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue arising as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000 as of December 31, 2005. As of June 30, 2006, we had an accumulated deficit of approximately $7,600,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate $6,100,000 of net proceeds since 1999. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances will only be sufficient to fund our planned level of operations through approximately August 2006. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in connection with an amendment to an agreement with an public relations and advertising firm regarding investor and public relations services, in March 2006, we granted our public relations and advertising firm warrants to purchase up to 2,150,000 shares of our common stock issuable as follows: 900,000 shares at an exercise price of $0.01 per share (which have been exercised), 500,000 shares at an exercise price of $0.125 per share (which are subject to various vesting conditions) and 750,000 shares at an exercise price of $0.50 per share (which are subject to various vesting conditions) in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. The public relations firm exercised the warrants for 900,000 shares at a price of $0.01 per share in June, 2006.

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

We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen™, Ocuprene™ or Aspirex™.

The pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable. With the exception of a compound owned by a large pharmaceutical company, we have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen™, Ocuprene™ or Aspirex™. We are currently seeking to obtain an exclusive worldwide license for a molecule that could serve as a Vagonixen™ drug candidate, but there can be no assurance that we will be able to obtain a license on attractive terms or at all. We may need to perform significant pre-clinical studies in addition to the anticipated significant clinical studies if we obtain the rights to this compound. Because of the early stage of development of each of our current and proposed product candidates, we do not know if we will be able to generate data to support the filing of investigational new drug applications (INDs) or new drug applications (NDAs) for these product candidates or the FDA’s approval thereof. Even if we identify and secure the rights to other available candidates for Vagonixen™, Ocuprene™ or Aspirex™, we will incur significant and costly pre-clinical work in product development and there is no guarantee that we will be able to successfully complete the work. If we are delayed in product development, we may not have the financial resources to continue the development of the proposed product candidates or our current product candidates and the delay could hurt the commercial viability of our current product candidates. Third parties may have proprietary rights to the other available candidates, for Vagonixen™, Ocuprene™ or Aspirex™, and we will need to execute agreements with third parties to develop proposed product candidates.

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

There is one FDA-approved drug that is currently used in the United States as a bronchoprovocator and a different drug has been used by clinical researchers in Europe for the same purpose. Although we believe that AspirexTM is superior to both drugs, there is no guarantee that clinician in either territory would adopt this view.

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

We have entered into an agreement with Cato Research and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™) and our agreement with CooperSurgical will give that company the right to acquire the exclusive marketing rights for ATPotent™. We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace™ with a subsidiary of Boehringer Ingelheim, Ben Venue Laboratories (“BVL”) and the agreement with CooperSurgical which will give that company the right to acquire the exclusive marketing rights for ATPotent™). A new batch of ATPace™ must be produced and supplied to clinical sites to resume the clinical trial associated with this drug. Presently, BVL is capable of producing the new batch in its production schedule. However, it is unknown to what extent BVL’s future production schedules would accommodate our needs. Furthermore, there can be no assurance that CooperSurgical will elect to market ATPotent™ or that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We will be required to expend substantial amounts (which in the case of Cato Research will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

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

In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Because we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property (such as our ATPace™ formulation), there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

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

We are dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Amir Pelleg, President, Chairman of our Board of Directors, Chief Operating Officer and Chief Scientific Officer, Dr. David Benditt, a director and our consultant, Dr. Jane Kinsel, a director, Dr. Donald A. McAfee, a director, and Dr. Pasquale Patrizio, a member of our Advisory Board. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. In 2005, we experienced some director turnover with Dr. Manfred Mosk resigning his positions of non-executive chairman and director; in the first quarter of 2006, Sanford J. Hillsberg and Dr. Rudolph Nisi resigned as directors, in the second quarter of 2006, John N. Kapoor, Ph.D. resigned as a director and in the third quarter of 2006, Michael L. Babich resigned as a director. As of June 30, 2006, we had only two full-time employees, including Dr. Pelleg, and one part-time employee. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services would have a material adverse effect on our operations.

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

SFAS 123R requires companies such as us to record all stock-based employee compensation as an expense. SFAS 123R applies to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As a small business issuer, we adopted these new rules as of January 1, 2006. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

Item 3. — Controls and Procedures

Our President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2 — Changes in Securities and Small Business Issuer Purchase of Equity Securities

As disclosed on our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006, we entered into subscription agreements to sell 8,000,000 shares of our common stock through a private placement (the “Private Placement.”). We filed a report on Form 8-K/A with the Securities and Exchange Commission on June 26, 2006, in which we disclosed that certain subscribers’ funds did not clear and that certain others rescinded their subscriptions. Pursuant to the Private Placement, we issued 520,000 shares of common stock.

As disclosed in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006, we granted our public relations and advertising firm warrants to purchase an aggregate of 2,150,000 shares of our common stock, of which 900,000 warrants were exercised in the three months ended June 30, 2006. During the six month period ended June 30, 2006, the Company recorded approximately $301,737 of expense associated with the issuance of these warrants, which was included in general and administrative expense. In June 2006, the public relations and advertising firm exercised 900,000 warrants at $0.01 per share, for net proceeds of $9,000.

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

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ Wayne R. Lorgus
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