Form 10QSB
period 2006-09-30
DUSKA THERAPEUTICS, INC.
filed 2006-11-22
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of November 4, 2006: 21,011,547

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,237	$553,625
Restricted cash	25,006	—
Prepaid expenses & other current assets	109,716	101,721

Total current assets	252,959	655,346

Property and equipment, net	3,110	2,592

Other assets	1,500	3,150

Total assets	$257,569	$661,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$343,265	$153,846
Accrued consulting fees	25,200	5,400
Accrued clinical expenses	27,965	147,967
Accrued stock units issuable	18,743	28,464
Accrued officers’ salaries	56,613	12,500
Convertible notes payable, net of debt discount of $185,867	14,133
Notes payable	67,500	—
Escrow obligation	25,006	—

Total current liabilities	578,425	348,177

Commitments

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 21,011,547 and 19,533,630 shares outstanding at September 30, 2006 and December 31, 2005, respectively	21,012	19,534
Additional paid-in capital	7,494,274	6,718,218
Deficit accumulated during the development stage	(7,836,142)	(6,424,841)

Total stockholders’ equity (deficit)	(320,856)	312,911

Total liabilities and stockholders’ equity (deficit)	$257,569	$661,088

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on February 9, 1996 to September 30,
	2006	2005	2006	2005	2006
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	51,040	474,458	313,125	1,098,737	3,333,585
General and administrative	152,165	152,529	1,099,501	558,030	4,323,002

	203,205	626,987	1,412,626	1,656,767	7,656,587

Loss from operations	(203,205)	(626,987)	(1,412,626)	(1,656,767)	(7,656,587)

Other income (expense)
Interest income	3,568	9,735	16,852	32,420	82,344
Interest expense	(15,527)	—	(15,527)	—	(261,899)

	(11,959)	9,735	1,325	32,420	(179,555)

Net loss	$(215,164)	$(617,252)	$(1,411,301)	$(1,624,347)	$(7,836,142)

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.06)	(0.08)	$(0.52)
Weighted average number of shares outstanding (basic and diluted)	21,011,547	19,402,982	22,479,935	19,280,072	15,155,880

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	CommonStock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	3,789,600	3,790	26,892	—	30,682
Issuance of stock for cash in October 1999	7,500,000	7,500	17,500	—	25,000
Issuance of common stock for patents and licenses in November 1999	230,400	230	538	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	480,000	480	13,611	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	12,000,000	12,000	58,541	(50,222)	20,319
Issuance of stock for cash in June 2000	168,000	168	174,832	—	175,000
Issuance of stock for cash in October 2000	105,000	105	174,895	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	12,273,000	12,273	408,268	(96,727)	323,814
Issuance of stock for cash in November 2001	984,000	984	1,002,328	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	13,257,000	13,257	1,410,596	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	13,257,000	13,257	1,410,596	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2003	13,257,000	$13,257	$1,410,596	$(2,104,232)	$(680,379)
Issuance of common stock for cash in in March and April 2004, net of offering costs of $31,850	270,000	270	237,880	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	533,301	533	554,993	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in in August 2004, net of offering costs of $304,140	3,667,500	3,668	3,359,692	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	1,400,000	1,400	(1,400)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	19,127,801	19,128	5,796,290	(3,665,067)	2,150,351
Issuance of common stock and warrants for services in March 2005	133,046	133	132,913	—	133,046
Issuance of stock for services in May 2005	70,281	70	70,211	—	70,281
Issuance of stock for licenses and patents in June 2005	25,000	25	31,225	—	31,250
Issuance of stock for services in June 2005	46,854	47	46,807	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	130,648	131	130,517	—	130,648
Expenses associated with vesting of stock options during 2005	—	—	25,255	—	25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	19,533,630	19,534	6,718,218	(6,424,841)	312,911

Expenses associated with vesting of stock options during the nine months ended September 30, 2006 (unaudited)	—	—	78,880	—	78,880
Issuance of warrants for services in February 2006 (unaudited)	—	—	301,737	—	301,737
Issuance of stock in private placement in April 2006 (unaudited)	520,000	520	129,480	—	130,000
Issuance of stock for services in June 2006 (unaudited)	57,917	58	57,859	—	57,917
Exercise of warrants in May 2006 (unaudited)	900,000	900	8,100	—	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006 (unaudited)			200,000		200,000
Net loss for the nine months ended September 30, 2006 (unaudited)	—	—	—	(1,411,301)	(1,411,301)

Balance at September 30, 2006 (unaudited)	21,011,547	$21,012	$7,494,274	$(7,836,142)	$(320,856)

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended September 30,		From Inception on February 9, 1996 to September 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(1,411,301)	$(1,624,347)	$(7,836,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	623	615	7,647
Issuance of common stock and warrants for services	57,917	298,268	500,678
Issuance of options and warrants for services	380,617	—	934,555
Write-off of patent and licenses			63,963
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846
Amortization of debt discount	14,133		14,133
Changes in assets and liabilities
Restricted cash	(25,006)		(25,006)
Prepaid expenses and other current assets	(7,995)	(39,465)	(109,716)
Deposits	1,650	—	(1,500)
Accounts payable and accrued expenses	78,466	(172,051)	414,143
Accrued payroll	44,113	(70,000)	56,613
Escrow obligation	25,006		25,006
Accrued interest payable	1,030	—	56,556

Total adjustments	570,554	17,367	2,127,918

Net cash used in operating activities	(840,747)	(1,606,980)	(5,708,224)

Cash flows from investing activities:
Payments to acquire property and equipment	(1,141)	(614)	(10,757)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	(1,141)	(614)	(59,861)

Cash flows from financing activities:
Net proceeds from sale of common stock	130,000	—	5,109,822
Proceeds from exercise of warrants	9,000	—	9,000
Proceeds from issuance of notes payable	75,000		75,000
Proceeds from issuance of convertible notes payable	200,000	—	700,000
Payments on notes payable	(7,500)		(7,500)
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	406,500	—	5,886,322

Net increase (decrease) in cash and cash equivalents	(435,388)	(1,607,594)	118,237
Cash and cash equivalents at beginning of period	553,625	2,422,775	—

Cash and cash equivalents at end of period	$118,237	$815,181	$118,237

Supplemental disclosure of cash flow information:
Interest paid	$322	$—	$322
Income taxes paid	$—	$—	$3,911
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$—	$267,018	$411,512
Issuance of common stock for patents and licenses	$—	$31,250	$46,109
Issuance of options and warrants for services	$8,985	$—	$1,423,575
Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$555,526

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at September 30, 2006 of approximately $7.8 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the relevant FDA and/or other regulatory approvals are obtained.

In order to meet its operating cash flow requirements, the Company launched another private placement financing event described in Note 6. The Company expects that the cash and cash equivalents on hand at September 30, 2006, to be sufficient to fund its current planned operations through November 2006, but additional capital will be required to fund the Company’s operations until such time, if ever, the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying condensed consolidated financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries that the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on March 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Significant Accounting Policies

Notes and Warrants

As described further in Note 6, the Company entered note and warrant purchase agreements in the third quarter of 2006. Because the notes were issued with detachable warrants, in accordance with Accounting Principles Board Opinion No. 14, the fair value of the warrants was recorded as a debt discount and additional paid-in capital on a relative value basis, with the debt discount amortized to interest expense over the life of the notes. The notes, which are convertible into common stock, have a beneficial conversion feature, which has been recorded as a debt discount and additional paid in capital as prescribed in EITF Issue No. 98-5. Debt discount is amortized to interest expense over the life of the notes, in accordance with the guidance in EITF Issue No. 00-27.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial condition and results of operations.

In July 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities, and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement will become effective for the Company as of January 1, 2007, and while expected to result in additional disclosures, is not expected to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company expects to initially apply SAB 108 using the retroactive transition method in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, the Company does not expect to record an adjustment as of December 31, 2006. The accompanying financial statements do not reflect any such adjustments.

2. Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of convertible debt, options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled 16,371,884 and 14,495,551 shares at September 30, 2006 and 2005, respectively.

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ would be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 500,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. As of September 30, 2006, the Company has released 438,747 Cato Units from escrow, and estimates that an additional $27,746 has been earned by Cato pursuant to the Cato Agreement, of which $18,743 is expected to be paid through the release of 18,743 Cato Units from escrow.

Effective February 3, 2006, the Company amended its agreement with its public relations and advertising firm. Pursuant to the amendment, the Company cancelled 1,500,000 vested warrants previously issued and granted our public relations and advertising firm warrants to purchase up to an aggregate of 2,150,000 of our common stock as follows: 900,000 shares at an exercise price of $0.01 per share (which have since been exercised), 500,000 shares at an exercise price of $0.125 per share (which vest upon the attainment of certain milestones) and 750,000 shares at an exercise price of $0.50 per share (which vest upon the attainment of certain milestones). The warrants expire on December 31, 2006 if not exercised. The Company issued these warrants in exchange for the firm providing it with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. During the nine month period ended September 30, 2006, the Company recorded approximately $301,737 of expense associated with the issuance of these warrants, which was included in general and administrative expense. In June 2006, the public relations and advertising firm exercised 900,000 warrants at $0.01 per share. The Company subsequently terminated the agreement.

4. Related Party Transactions

During 2005, Sanford J. Hillsberg was the Company’s corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company’s corporate law firm during that period. Legal expense generated from Troy & Gould for the nine months ended September 30, 2006 amounted to $16,197. Included in accounts payable and accrued expenses at September 30, 2006 is $48,304 due to Troy & Gould for legal fees. Mr. Hillsberg resigned from the Board of Directors and as corporate Secretary on January 25, 2006, and Troy & Gould was replaced as the Company’s corporate law firm in the first quarter of 2006. During the nine months ended September 30, 2006, Mr. Hillsberg earned $1,613 for his services as corporate Secretary. As of September 30, 2006, remaining amounts owed to Mr. Hillsberg for services totaled $5,779.

During 2005, until his resignation in December 2005, Dr. Manfred Mosk served as the Company’s non-executive Chairman of the Board. Dr. Mosk is the controlling shareholder of Technomedics Management & Systems, Inc, which provided the consulting services of Dr. Mosk to the Company. Dr. Mosk served as the Chairman of the Company from 1999 through December 7, 2005 and as the part-time interim Chief Executive Officer during 2003. As of September 30, 2006, remaining amounts owed for Dr. Mosk’s services totaled $5,833.

During 2005 and 2006, Dr. David Benditt, one of our directors, served as a consultant to the Company, for which he was paid a fee of $700 a month.

5. Stock-Based Compensation

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148,

Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Operations for the nine months ended September 30, 2005 for options granted under the Company’s stock option plan as all unvested options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the three and nine months ended September 30, 2006, 80,000 and 110,000 options were granted. For the three and nine months ended September 30, 2006, the Company recognized expense of $11,657 and $78,879 as a result of the adoption SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	As per SFAS 123R	Change
Operating Loss	(1,412,626)	(78,879)
Loss before provision for income taxes	(1,411,301)	(78,879)
Net loss	(1,411,301)	(78,879)
Net loss per share:
Basic and diluted	$(0.06)	$0

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

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2006	5,245,000	$1.10
Granted	110,000	.23
Exercised	—	—
Canceled or expired	(767,000)	1.14

Outstanding at September 30, 2006	4,588,000	$1.07	2.49	$0.0

Exercisable at September 30, 2006	4,403,000	$1.07	2.49	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended September 30, 2006:

	Shares	Weighted Average Fair Value
Nonvested at June 30, 2006	192,500	$$.47
Granted	80,000	0.11
Vested	87,500	0.12

Nonvested at September 30,2006	185,000	$0.45

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

	Three Months Ended September 30,
	2006	2005
Weighted average fair value at date of grant for options granted during the period	$0.21	$1.01

Risk-free interest rates	4.0%	4.00%
Expected stock price volatility	80%	50.0%
Expected dividend yield	0.0%	0.0%

The following table illustrates the effect on net income and earnings per share if the Company had applied the Fair Value recognition provisions of SFAS 123R for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Loss as reported	$(617,252)	$(1,624,347)
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(68,890)	(158,940)

Net Loss—pro forma (basic and diluted)	$(686,142)	$(1,783,287)
Loss per share - as reported (basic and diluted)	$(0.03)	$(0.08)
Loss per share - pro forma (basic and diluted)	$(0.04)	$(0.09)

These assumptions resulted in a weighted-average fair value of $1.01 for each stock option valued under the Black- Scholes method and granted in the quarters ended September 30, 2005. There were 80,000 options granted in the three months ended September 30, 2006.

6. Financing

On August 15, 2006, the Company entered a note and warrant purchase agreement with Anka Capital, Ltd under which the Company issued a 7% convertible promissory note in the principal amount of $50,000 and a warrant to purchase 333,333 shares of the Company’s common stock at a price per share of $0.15 per share. Unless earlier converted into common stock of the Company, the note becomes due and payable on the earlier of (i) August 15, 2007, (ii) the acceleration of maturity for an event of default as defined in the note or (iii) at any time after the Company’s completion of a qualified financing in an amount not less than $50,000, upon 20 days notice from the holder. The warrant may be exercised at any time up to and including 5:00 p.m. on August 15, 2011.

The holder may also elect to convert the note into shares of common stock of the Company. The total number of shares that may be issued upon conversion is 1,000,000 (the principal amount of the Note divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of common stock of the Company at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

On August 29, 2006, the Company entered into a note and warrant purchase agreement with each of Heinz Hoeflinger and Global Business Partners AG, a Swiss corporation under which the Company issued a 7% convertible promissory note in the principal amount of $25,000 and a warrant (the “Warrants”) to purchase 166,666 shares of the Company’s common stock at $0.15 per share to each Investor. Unless earlier converted into common stock of the Company, each Note becomes due and payable on the earlier of (i) August 29, 2007, (ii) the acceleration of maturity for an event of default as defined in the notes or (iii) at any time after the Company’s completion of a qualified financing in an amount not less than $25,000, upon 20 days notice from the holder. Each Warrant may be exercised at any time up to and including 5:00 p.m. on August 29, 2011.

The holder may also elect to convert the applicable Note into shares of common stock of the Company. The total number of shares that may be issued upon conversion of each Note is 500,000 (the principal amount of the applicable Note divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of common stock of the Company at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

On August 30, 2006, the Company entered a premium finance agreement in connection with the renewal of insurance coverage. The amount financed was $75,000, payable over 10 months at an interest rate of 9.25%.

On September 15, 2006, the Company entered into note and warrant purchase agreements (with Manuel Graiwer, Gary Kaplan, and the Phillip and Debra Sobol Trust under which the Company issued to each investor a 7% a convertible promissory note in the principal amount of $25,000 and a warrant to purchase 166,667 shares of the Company’s common stock at a price of $0.15 per share. Unless earlier converted into common stock of the Company, the notes becomes due and payable on the earlier of (i) September 15, 2007, (ii) the acceleration of maturity for an event of default as defined in the notes or (iii) at any time after the Company’s completion of a qualified financing in an amount not less than $500,000, upon 20 days notice from the holder. Each warrant may be exercised at any time up to and including 5:00 p.m. on September 15, 2011

The holders may also elect to convert the note into shares of common stock of the Company. The total number of shares that may be issued upon conversion is 500,000 each (the principal amount of the notes divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of common stock of the Company at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

On September 18, 2006, the Company also entered into a note and warrant purchase agreement with Alex Angerman under which the Company issued a 7% convertible promissory note in the principal amount of $25,000 and a warrant to purchase 166,667 shares of the Company’s common stock at a price of $0.15 per share. Unless earlier converted into common stock of the Company, the note becomes due and payable on the earlier of (i) September 18, 2007, (ii) the acceleration of maturity for an event of default as defined in the note or (iii) at any time after the Company’s completion of a qualified financing in an amount not less than $500,000, upon 20 days notice from the holder. The warrant may be exercised at any time up to and including 5:00 p.m. on September 18, 2011.

The holder may also elect to convert the note into shares of common stock of the Company. The total number of shares that may be issued upon conversion is 500,000 (the principal amount of the note divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of common stock of the Company at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

The proceeds from the note issuances were allocated to the detachable warrants and the beneficial conversion feature on a relative fair value basis. For the seven notes, an aggregate of $64,438 of debt discount was assigned to the warrants based on Black-Scholes pricing model calculations. An additional $135,562 of debt discount was recorded for the beneficial conversion feature on the notes. The notes bear an effective interest rate of 14%, including the debt discount. The notes have piggyback registration rights; settlement of the notes and warrants is only in shares. Because only net share settlement is permitted, derivative accounting under SFAS 133 is not required.

The Company recognized $15,527 in interest expense in the three and nine months ended September 30, 2006. The debt outstanding as of September 30, 2006 was $267,756, at a weighted average interest rate of 7.6%.

The Company has recently commenced a financing cycle through a Private Offering to raise at least $500,000; however, there is no guarantee that the Company will be able to complete that financing.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 21.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we adopted SFAS 123R as of January 1, 2006. The Company has elected to use the modified prospective transition method. Under this method, the Company will not adjust any prior financial statements and will recognize expense for any new stock-based awards and the unvested portion of unvested awards as of January 1, 2006. For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the related equity securities based on the fair value based method.

Notes and Warrants

As described further in Note 6 to the unaudited financial statements, we entered note and warrant purchase agreements in the third quarter of 2006. Because the notes were issued with detachable warrants, in accordance with Accounting Principles Board Opinion No. 14, the fair value of the warrants was recorded as a debt discount and additional paid-in capital on a relative value basis, with the debt discount amortized to interest expense over the life of the notes. The notes, which are convertible into common stock, have a beneficial conversion feature, which has been recorded as a debt discount and additional paid in capital as prescribed in EITF Issue No. 98-5. Debt discount is amortized to interest expense over the life of the notes, in accordance with the guidance in EITF Issue No. 00-27.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial condition and results of operations.

In July 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities, and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement will become effective for the Company as of January 1, 2007, and while expected to result in additional disclosures, is not expected to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We expect to initially apply SAB 108 using the retroactive transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. When we initially apply the provisions of SAB 108, we do not expect to record an adjustment as of December 31, 2006. The accompanying financial statements do not reflect any such adjustments.

Results of Operations

We recorded net losses of $215,164 and $1,411,301 for the three and nine month periods ended September 30, 2006 as compared to losses of $617,252 and $1,624,347 for the same periods in 2005.

General and administrative expenses were $152,165 and $1,099,501 during the three and nine month periods ended September 30, 2006, as compared to $152,529 and $558,030 for the same periods in 2005. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in 2006 is primarily attributable to recognizing stock-based compensation expense of $369,000 to directors and consultants as required under SFAS No. 123R, of which $302,000 was expense associated with the warrants issued to our former investor relations firm, and an increase of $202,000 legal and other expenses associated with the stock subscription offering and raising capital, offset by a decrease in patent costs and consulting fees.

Research and development expenses were $51,040 and $313,125 during the three and nine month periods ended September 30, 2006, as compared to $474,458 and $1,098,737 for the same periods in 2005. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. The decrease from 2005 to 2006 is attributable to temporary suspension of the Phase II clinical trial for ATPace™ and the substantial completion of preclinical studies for ATPotent™. As previously disclosed, the rate of patient enrollment in our ATPace™ Phase II trial was slower than we had originally anticipated. Accordingly, we have temporarily suspended the enrollment of patients into the trial, effective as of March 23, 2006, as we reevaluate the development strategy for ATPace™; specifically, we intend to consider revising aspects of the protocol such as the eligibility criteria, and addition of sites outside of the U.S. In addition, an alternative strategy is being considered: pursuing a modified development program of this product as a therapeutic rather than diagnostic drug. In the latter case, based on the input from our contract research organization, we intend to file a New Drug Application for ATPace™ as permitted under Food and Drug Administration regulations.

In February 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, to be held in escrow by us and released as we receive invoices for services actually performed by Cato. During the three and nine month periods ended September 30, 2006, we recorded $26,746 and $122,350 of expense associated with the Cato Agreement (included in research and development expense), of which $18,743 will be satisfied through the release of Cato Units from escrow. During the three and nine months ended September 30, 2006, we released 0 and 57,917 shares, respectively, from escrow to Cato.

Effective February 3, 2006, the Company amended its agreement with its public relations and advertising firm. Pursuant to the amendment, the Company cancelled 1,500,000 vested warrants previously issued and granted our public relations and advertising firm warrants to purchase up to an aggregate of 2,150,000 of our common stock as follows: 900,000 shares at an exercise price of $0.01 per share (which have been exercised), 500,000 shares at an exercise price of $0.125 per share (which vest upon the attainment of certain milestones) and 750,000 shares at an exercise price of $0.50 per share (which vest upon the attainment of certain milestones). The warrants expire on December 31, 2006 if not exercised. We issued such warrants in exchange for the firm providing us, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. During the three and nine month periods ended September 30, 2006, we recorded $0 and $301,737, respectively, of expense associated with the issuance of these warrants, which was included in general and administrative expense. The public relations and advertising firm exercised warrants for 900,000 shares at an exercise price of $0.01 per share in June 2006. The Company subsequently terminated the agreement.

We expect our research and development expenditures to continue at a lower rate in 2006 from 2005, due primarily to the suspension of patient enrollment in the Phase II trial for ATPace™, and the substantial completion of the on-going pre-clinical studies with ATPotent™, as well as the limited cash resources of the Company.

Interest income was $3,568 and $16,852 during the three and nine month periods ended September 30, 2006, as compared to $9,735 and $32,420 for the same periods in 2005. The variance generally corresponds to fluctuating cash balances. We expect interest income to decrease in subsequent quarters as our cash balances have declined.

We recognized $15,527 in interest expense in the three and nine months ended September 30, 2006. The debt outstanding as of September 30, 2006 was $267,756, at an weighted average effective interest rate of 14.3%.

We did not incur any interest expense in the three and nine month periods ended September 30, 2005, respectively.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $118,237, compared to $553,625 at December 31, 2005. Negative working capital totaled $325,466 at September 30, 2006, compared to positive working capital of $307,169 at December 31, 2005. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6.1 million of equity securities.

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

On August 15, 2006, we entered a note and warrant purchase agreement with Anka Capital, Ltd under which we issued a 7% convertible promissory note in the principal amount of $50,000 and a warrant to purchase 333,333 shares of our common stock at a price per share of $0.15 per share. Unless earlier converted into our common stock, the note becomes due and payable on the earlier of (i) August 15, 2007, (ii) the acceleration of maturity for an event of default as defined in the note or (iii) at any time after our completion of a qualified financing in an amount not less than $50,000, upon 20 days notice from the holder. The warrant may be exercised at any time up to and including 5:00 p.m. on August 15, 2011.

The holder may also elect to convert the note into shares of our common stock. The total number of shares that may be issued upon conversion is 1,000,000 (the principal amount of the Note divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of common stock of we at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

On August 29, 2006, we entered into a note and warrant purchase agreement with each of Heinz Hoeflinger and Global Business Partners AG, a Swiss corporation under which we issued 7% convertible promissory notes in the principal amount of $25,000 and a warrant (the “Warrants”) to purchase 166,666 shares of our common stock at $0.15 per share to each Investor. Unless earlier converted into our common stock, each Note becomes due and payable on the earlier of (i) August 29, 2007, (ii) the acceleration of maturity for an event of default as defined in the notes or (iii) at any time after our completion of a qualified financing in an amount not less than $25,000, upon 20 days notice from the holder. Each Warrant may be exercised at any time up to and including 5:00 p.m. on August 29, 2011.

The holder may also elect to convert the applicable Note into shares of our common stock. The total number of shares that may be issued upon conversion of each Note is 500,000 (the principal amount of the applicable Note divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of our common stock at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

On September 15, 2006, we entered into note and warrant purchase agreements (with Manuel Graiwer, Gary Kaplan, and the Phillip and Debra Sobol Trust under which we issued to each investor a 7% convertible promissory note in the principal amount of $25,000 and a warrant to purchase 166,667 shares of our common stock at a price of $0.15 per share. Unless earlier converted into our common stock, the notes become due and payable on the earlier of (i) September 15, 2007, (ii) the acceleration of maturity for an event of default as defined in the notes or (iii) at any time after our completion of a qualified financing in an amount not less than $500,000, upon 20 days notice from the holder. Each warrant may be exercised at any time up to and including 5:00 p.m. on September 15, 2011

The holders may also elect to convert the note into shares of our common stock. The total number of shares that may be issued upon conversion is 500,000 each (the principal amount of the notes divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of our common stock at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

On September 18, 2006, we also entered into a note and warrant purchase agreement with Alex Angerman under which we issued a 7% convertible promissory note in the principal amount of $25,000 and a warrant to purchase 166,667 shares of our common stock at a price of $0.15 per share. Unless earlier converted into our common stock, the note becomes due and payable on the earlier of (i) September 18, 2007, (ii) the acceleration of maturity for an event of default as defined in the note or (iii) at any time after our completion of a qualified financing in an amount not less than $500,000, upon 20 days notice from the holder. The warrant may be exercised at any time up to and including 5:00 p.m. on September 18, 2011.

The holder may also elect to convert the note into shares of our common stock. The total number of shares that may be issued upon conversion is 500,000 (the principal amount of the note divided by $0.05). So long as no event of default has occurred, the holder has the right to convert all or a portion of the outstanding principal and accrued interest into shares of our common stock at a rate of $0.05, or if there has been an event of default, at a conversion rate of $0.02.

The proceeds from the note issuances were allocated to the detachable warrants and the beneficial conversion feature on a relative fair value basis. For the seven notes, an aggregate of $64,438 of debt discount was assigned to the warrants based on Black-Scholes pricing model calculations. An additional $135,562 of debt discount was recorded for the beneficial conversion feature on the notes. The notes bear an effective interest rate of 14%, including the debt discount. The notes have piggyback registration rights; settlement of the notes and warrants is only in shares. Because only net share settlement is permitted, derivative accounting under SFAS 133 is not required.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations and the outcome of the Private Placement, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures through approximately the end of November 2006. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we believe that we will need to obtain at least $2,000,000 of additional funds to fund our planned operations through August 2007. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities and the issuance of convertible debt. We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

In their report dated February 18, 2006, and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000 that existed as of December 31, 2005. As of September 30, 2006, we had an accumulated deficit of approximately $7.8 million. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital.

As of September 30, 2006, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At September 30, 2006, such obligations would have amounted to less than $1,000.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the nine months ended September 30, 2006 and the fiscal years ended December 31, 2005 and 2004, we had net losses of approximately $1,411,301, $2,759,774, and $1,560,835, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated February 18, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue arising as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $6,400,000 as of December 31, 2005. As of September 30, 2006, we had an accumulated deficit of approximately $7.8 million. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate $6,300,000 of net proceeds since 1999. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances will only be sufficient to fund our planned level of operations through approximately November 2006. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in connection with an amendment to an agreement with an public relations and advertising firm regarding investor and public relations services, in March 2006, we granted our public relations and advertising firm warrants to purchase up to 2,150,000 shares of our common stock issuable as follows: 900,000 shares at an exercise price of $0.01 per share (which have been exercised), 500,000 shares at an exercise price of $0.125 per share (which are subject to various vesting conditions) and 750,000 shares at an exercise price of $0.50 per share (which are subject to various vesting conditions) in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. The public relations firm exercised the warrants for 900,000 shares at a price of $0.01 per share in June, 2006. The convertible notes issued in August and September 2006 may be converted into an aggregate of 4,000,000 shares.

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

We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen™ Ocuprene™, or Aspriex™.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. If others infringe our patents, we may be compelled to bring an infringement action to challenge the validity of our patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. Litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, we. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

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

Parties making such claims may be able to obtain injunctive relief that could effectively block we’s ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Our inability to successfully defend an infringement action by others or enforce our patents would have a material adverse effect on our Company and its prospects.

We are dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Amir Pelleg, President, Chairman of our Board of Directors, Chief Operating Officer and Chief Scientific Officer, Mr. Michael Babich, a director (who has since resigned), Dr. David Benditt, a director and our consultant, Dr. Jane Kinsel, a director, Dr. Donald A. McAfee, a director, and Dr. Pasquale Patrizio, a member of our Advisory Board. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. In 2005, we experienced some director turnover with Dr. Manfred Mosk resigning his positions of non-executive chairman and director; in the first quarter 2006, Sanford J. Hillsberg and Dr. Rudolph Nisi resigned as directors, and in the second quarter of 2006, John N. Kapoor, Ph.D resigned as a director. As of September 30, 2006, we had only two full-time employees, including Dr. Pelleg, and one part-time employee. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services would have a material adverse effect on our operations.

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

Item 3. — Controls and Procedures

Our President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2 — Changes in Securities and Small Business Issuer Purchase of Equity Securities

As disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006, we entered into a note and warrant purchase agreement on August 15, 2006, under which the note may be converted into 1,000,000 shares and, upon exercise, the warrant holder may purchase up to 333,333 shares at an exercise price of $0.15 per share.

As disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2006, we entered into two note and warrant purchase agreements on August 29, 2006, under which the notes may be converted into 500,000 shares each and, upon exercise, the warrant holders may purchase up to 166,667 shares each at an exercise price of $0.15 per share.

As disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006, we entered into three note and warrant purchase agreements on September 15, 2006 and one note and warrant purchase agreement on September 18, 2006, under which the notes may be converted into 500,000 shares each and, upon exercise, the warrant holders may purchase up to 166,667 shares each at an exercise price of $0.15 per share.

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

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: November 21, 2006	By:	/s/ Wayne R. Lorgus
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