Form 10KSB
period 2006-12-31
DUSKA THERAPEUTICS, INC.
filed 2007-04-17
CIK 1127842

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006

   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to ______________

                       Commission file number 000-33023

                           Duska Therapeutics, Inc.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                        Nevada                            86-0982792
    ----------------------------------------------     ----------------
    (State or Other Jurisdiction of Incorporation)     (I.R.S. Employer
                   Identification No.)

 Two Bala Plaza, Suite 300, Bala Cynwyd, Pennsylvania        19004
 ----------------------------------------------------     ----------
       (Address of Principal Executive Offices)           (Zip Code)

                                (610) 660-6690
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
                               ----------------
                               (Title of Class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in respect to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State issuer's revenues for its most recent fiscal year ending December 31, 2006: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2007 was approximately $1,952,511 based on the closing sales price reported by the OTC Bulletin Board on such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

There were 2,492,584 shares of the Company's common stock outstanding on March 27, 2007.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None.


                                TABLE OF CONTENTS
                                -----------------
                                                                         Page
                                                                         ----


PART I                                                                      1
1.       DESCRIPTION OF BUSINESS                                            1
2.       DESCRIPTION OF PROPERTY                                           30
3.       LEGAL PROCEEDINGS                                                 30
4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               30

PART II                                                                    31
5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                    31
6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         32
7.       FINANCIAL STATEMENTS                                              58
8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                              58
8A.      CONTROLS AND PROCEDURES                                           58

PART III                                                                   59
9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 59
10.      EXECUTIVE COMPENSATION                                            64
11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS                                       69
12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    70
13.      EXHIBITS AND REPORTS ON FORM 8-K                                  72
14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES                            72

                             INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," and "our company" refer to Duska Therapeutics, Inc. ("Duska"), a Nevada corporation formerly known as Shiprock, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, Duska Scientific Co. ("Duska Scientific"), a Delaware corporation.

                          FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" beginning on page 41.

         The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS

         Duska Therapeutics, Inc. ("Duska") is a Nevada corporation based in Bala Cynwyd, Pennsylvania that carries out all of its business operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation ("Duska Scientific"). Duska is a biopharmaceutical company that is focusing on the development of diagnostic and therapeutic products based on adenosine 5'-triphosphate (ATP), and P2 receptors. ATP is a natural compound found in every cell of the human body, where it constitutes the source of energy for all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lung, intestine and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation and inhibition of P2R by specific compounds, which bind to these receptors, called agonists and antagonists, respectively, is the basis for the development of new drugs for the diagnosis or treatment of various human disorders, including cardiovascular, pulmonary, neural and renal diseases.

Corporate Business Strategy

         The cloning in recent years of receptors activated by ATP and related compounds (P2R) has created opportunities for the development of novel therapeutic and diagnostic modalities addressing significant medical needs that have not been fully met heretofore. Indeed, drug discovery based on modulations of signal transduction pathways controlled by P2R has been growing. These modulations can be achieved by biological compounds or pharmacological agents acting as agonists, partial agonists, antagonists or allosteric modifiers (i.e., compounds that bind to receptors and thereby alter their affinity to an agonist or an antagonist) of P2R, as well as agents that target specific steps in the intra-cellular signal transduction cascade controlled by these receptors.

         We focus on the development of new drugs based on our P2R-related technologies. Our Scientific Advisory Board consists of experts in the field of ATP and P2R as well as in clinical fields in which our current and proposed product candidates have specific diagnostic and therapeutic targets.

         Our product portfolio contains several proposed drugs in three of which, i.e., ATPace(TM), ATPotent(TM), and Aspirex(TM), the active ingredient is ATP. In addition, we own technology on the basis of which we are developing new therapeutic modalities for the management of chronic obstructive pulmonary disease (COPD), chronic cough and asthma and glaucoma. If we would be successful in our attempts to license a compound that may serve as Vagonixen(TM) drug candidate for the treatment of COPD and chronic cough, we would need to allocate a very significant portion of our resources to the development of this proposed drug, which currently is at an earlier stage than either ATPace(TM) or ATPotent(TM). Subject to the availability of sufficient financial and other resources, we plan to initiate a drug discovery program for Ocuprene(TM), our proposed drug candidate for the treatment of glaucoma. At this time, we do not have the financial resources to initiate a drug discovery program for Ocuprene(TM).

         Our strategy for development of our lead product candidates and proposed product candidates is as follows:

         o ATPace(TM) is a proposed drug for the diagnosis and treatment of certain cardiac arrhythmias (abnormal heart rate). These include bardycardia (slow heart rate), which is one of the main causes of syncope (fainting), and paroxysmal supraventricular tachycardia (PSVT; rapid heart rate originating in the atria), which is one of the most common forms of arrhythmia. The rate of patient enrollment in our Phase II clinical trial with ATPace(TM) had been slower than we had originally anticipated. Therefore, on March 27, 2006 we suspended the enrollment of patients into the trial, and as we announced in the Company's Annual Report on Form 10-KSB, we have considered alternative strategies for an expeditious drug development pathway. Specifically, we asked Cato Research, Inc., our Clinical Research Organization (CRO) to assess the feasibility of filing for New Drug Application (NDA) for ATPace(TM) as a therapeutic drug for the acute management of PSVT under section 505(b)(2) of the FDA. This section covers "an application that contains full reports of investigations of safety and effectiveness but where at least some information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right of reference". Following an in-depth analysis, the CRO has notified us that regarding ATPace(TM) "505(b)(2) application is a potential route to approval, however, only under certain conditions". The CRO recommended that we obtain relevant data from patients who have recently been studied or treated using an identical formulation to ATPace(TM) to supplement published data of more than a thousand patients that Duska has forwarded to the CRO. We have contracted Dr. Daniel Flammang in France and Professor Bernard Belhassen in Israel, both of whom possess the desired data. They have agreed to furnish Duska with the required data. The data from Prof. Belhassen and Dr. Flammang will be combined with Duska's own data generated in Phase I and II clinical trials with ATPace(TM). The CRO has estimated that it will take approximately six to 12 months to complete the preparation of the NDA for ATPace(TM), under Section 505(b)(2) of the FDA.

         o ATPotent(TM) is a proposed drug for the potential treatment of infertile males whose sperm malfunction and are unable to induce pregnancy. Pre-clinical studies at the University of Pennsylvania have recently been completed. A preliminary report submitted by the investigators have shown that mouse sperm treated with ATP, the active ingredient of ATPotent(TM), demonstrated improved motility and an approximately 400% increase in the in vitro fertilization rate as compared with the control group. Recent preliminary studies performed for Duska by European scientists associated with the company have reproduced the effects of ATP on the motility of human sperm obtained from 27 patients with asthenozoospermia (lack or reduced sperm motility). Based on these new observations, we have filed a provisional patent application on February 27, 2007. Together with our partner, Cooper Surgical, Inc., we are currently designing a proof of concept study with the drug prototype to be carried out at a leading US academic center. Upon completion of the latter study with favorable results, Duska will approach the FDA to discuss
             the potential pathway   for   the  clinical   development   of
             ATPotent(TM).

         o Aspirex(TM) is a proposed diagnostic drug for (i) the identification of patients with asthma, (ii) the differential diagnosis between chronic obstructive pulmonary disorder (COPD) vs. asthma and (iii) for monitoring the efficacy of a given therapy in the management of patients with these diseases. The drug is designed to be used as an inhaler in bronchial-challenge studies in the clinical pulmonary laboratory. Duska believes that Aspirex(TM) could constitute a diagnostic tool that is superior to the two diagnostic drugs currently used in the
             United  States and in Europe.   Last year the company recruited
             Professor Riccardo Polosa, M.D., an internationally recognized leader in the field of clinical bronchoprovocation (airway-challenge studies) for the position of Clinical Director of the Aspirex(TM) development program and as a member of the company's Scientific Advisory Board. Together with Dr. Polosa, the Company is now preparing a pre-clinical study which is expected to commence in the 2nd quarter of 2007.


         o Vagonixen(TM) is our proposed drug for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. Our proprietary position in this field consists of the blockage of a specific ATP receptor subtype in the lungs. A recent pre-clinical study that we sponsored at a leading U.S. academic center has shown that a compound owned by a large pharmaceutical company effectively blocks our targeted receptor subtype in the lung. Based on this study, we have filed for a patent covering the use of this compound for the treatment of COPD and chronic cough. We currently are seeking to enter into an exclusive world wide licensing agreement with that large pharmaceutical company covering the development of the compound for all potential clinical indications including COPD and chronic cough. If we consummate this license agreement, we would consult with the FDA regarding the development of this compound, based upon a new formulation, as our Vagonixen(TM) drug candidate. We have commenced preliminary discussions with several companies concerning a potential future strategic alliance with regard to the development of Vagonixen(TM). We have yet to enter into any agreement. Therefore, our current goal, subject to acquiring a license for the compound and having sufficient capital resources, will be to complete a Phase I trial for Vagonixen(TM) before entering into any strategic alliance for this proposed drug.


         o Ocuprene(TM) is our proposed drug for the treatment of glaucoma. In March 2005, we acquired ownership of a P2 receptor-related technology upon which we will base the development of Ocuprene(TM). We intend to launch a drug discovery and development program initially aimed at the discovery of an appropriate small synthetic molecule or an RNAi product to serve as this drug candidate. We currently are discussing with a leading U.S. academic medical center a potential collaboration aimed at discovering such a drug candidate.


History and Background of Our Company

         Prior to August 2004, our company was known as Shiprock, Inc. and had been engaged in very limited activities in an unrelated business. On August 30, 2004, Shiprock completed a merger in which Shiprock, through a wholly-owned subsidiary formed specifically for this purpose, acquired in a merger all of the outstanding shares of Duska Scientific in exchange for 17,727,801 shares of Shiprock's common stock and warrants and options to purchase a total of 13,441,301 shares of Shiprock's common stock upon cancellation of outstanding warrants and options to purchase shares of Duska Scientific. As a result of the merger, Duska Scientific became a wholly-owned subsidiary of Shiprock. After the merger, Shiprock changed its name to "Duska Therapeutics, Inc.," replaced its officers and directors with those of Duska Scientific, ceased its prior limited business operations, which were outside of the field of drug development, and moved its offices to Bala Cynwyd, Pennsylvania. Since the merger our operations have been solely dedicated to developing new products for the diagnosis or treatment of human diseases based upon ATP and P2R as previously conducted by Duska Scientific; we are not planning on making any change in our business operations.

         Our operating subsidiary, Duska Scientific, was founded by Dr. Amir Pelleg as a Delaware corporation in 1996. In 1999, Duska Scientific commenced its drug development operations by acquiring a U.S. patent covering ATPace(TM) and Vagonixen(TM) from Dr. Pelleg, the inventor, and the rights to a second U.S. patent from the co-inventors, Dr. Pelleg and Dr. Edward Schulman, who in turn acquired these rights from Drexel University College of Medicine in Philadelphia, Pennsylvania. Dr. Pelleg was a Professor of Medicine and Pharmacology at the Drexel University College of Medicine until September 2004. At that time, he became our full-time employee serving in the capacities of President, Chief Operating Officer and Chief Scientific Officer, having served as President and Chief Scientific Officer of Duska Scientific on a part-time basis. Dr. Pelleg is now an Adjunct Professor at the Drexel University College of Medicine. Dr. Schulman is a Professor of Medicine at the Drexel University College of Medicine. We subsequently acquired an exclusive license to a patent covering ATPotent(TM) from the Italian scientists, Dr. Francesco DiVirgilio and Dr. Carlo Foresta, who were co-inventors of this technology. Dr. DiVirgilio, who is a Professor of Immunology at the University of Ferrara in Italy and Dr. Schulman, are members of our Scientific Advisory Board. Recently, we have acquired from a group of European clinical scientists the exclusive rights for a technology, on the basis of which we are planning to develop Ocuprene(TM) as a new therapeutic modality in the management of glaucoma.

Glossary of Certain Terms
-------------------------

acrosome reaction         an  event  in  the process of fertilization that is a
                          prerequisite for the sperm's fusion with and crossing through the inner lining membranes of the ovum (egg), and penetration into the ovum (egg)

agonist a compound that has a stimulating effect when it binds to a receptor

antagonist                a compound that  has  an  inhibitory  effect  when it
                          binds to a receptor due to its inability to activate the receptor and preventing of the binding of an agonist

adenosine                 a  biological  compound  found in every cell  of  the
                          human body; released from  cells  when  oxygen supply
                          does not meet oxygen demand.  Extracellular adenosine
                          protects   tissues   from  injury  caused  by  oxygen
                          deprivation

ATP adenosine 5'-triphosphate; a biological compound found in every cell of the human body where it plays a critical role in cellular metabolism and as a source of energy. ATP is released from cells under normal (physiologic) and disease (pathophysiologic) conditions. Extracellular ATP acts as a local physiologic regulator

bradycardia               slow heart rate

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


Background of Our Technologies

         Technology

         Adenosine 5'-triphosphate (ATP) is a natural substance that plays a critical role in intracellular metabolism and fueling bodily functions. Intracellular ATP, which is the energy source of all functions of the human body, is released from various cell types into the extracellular space under physiologic and pathophysiologic conditions. In 1929, Drs. Drury and Szent-Gyorgyi were the first to observe the pronounced cardiovascular effects of extracellular adenosine, a byproduct of ATP's degradation; since then, numerous studies have documented various effects of ATP in different cells, tissues and organs mediated by specific cell-surface receptors called P2 receptors ("P" denoting purinergic; P2R). ATP is considered a local regulator that plays an important physiologic role under both normal and disease conditions.

         Purinergic Signal Transductions

         In the late 1970's, Dr. Geoffrey Burnstock, who is Chairman of our Scientific Advisory Board, hypothesized that specific cell surface receptors, which he called purinoceptors, or P receptors, mediate the actions of adenosine and ATP. Dr. Burnstock classified these into P1 and P2 receptors, respectively. It is now well established that extracellular ATP and related compounds exert their effects by activating the P2 receptors (P2R) and that the P1 receptors (P1R) mediate the effects of extracellular adenosine, the product of enzymatic degradation of ATP. P2R are further sub-divided into two receptor families: P2X and P2Y. P2X are ligand activated cationic channels in cell membranes and P2Y are G protein coupled, seven trans-cell-membrane domains receptors. At least 15 different P2R have been cloned heretofore.

         The activation of the cell surface P2R by a specific compound triggers a chain of events culminating with various effects, depending on the cell type expressing these receptors.

         Sources of Extracellular ATP

         There are several sources for extracellular ATP. ATP is stored in relatively large amounts in platelets and is released during their activation. Similarly, ATP is stored in red blood cells from which it is released under conditions of imbalance between oxygen supply and oxygen demand as well as during certain changes in the blood flow. In addition, several biological substances can induce the release of ATP from cells that line blood vessels and smooth muscle cells. ATP is also released from nerve cells and from exercising skeletal muscles, as well as inflammatory cells.

         In the heart, ATP is released into the extracellular fluid under various conditions. Specifically, ATP release is evoked by sympathetic nerve stimulation and by endogenous cardiac stimulants. In addition, ATP is released in the heart whenever the supply of oxygen to the heart does not meet the demand for oxygen and from cardiac muscle cells deprived of adequate oxygen supply in vitro.

The Products and Proposed Product Candidates in Development

A.       ATPace(TM)

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

                  Several tests, including HUT, are commonly used in diagnosing NMS. Of these, however, only HUT has been substantially studied. When NMS is suspected, HUT can be useful in confirming this clinical suspicion. Although the specificity (i.e., negative test outcome in non-afflicted subjects) of HUT is similar to that of other dynamic clinical testing (i.e., 80% to 90%), the exact sensitivity (i.e., positive test outcome in afflicted subjects) of the test is unknown, because there is no "gold standard" against which to compare it. One study determined that the "true sensitivity" of HUT is only 61%. The American Heart Association (AHA), American College of Cardiology (ACC) and the Heart Rhythm Society have recommended the use of HUT for the indication of pacemaker therapy in patients with syncope due to a slow heart rate. However, recent studies have failed to fully establish the utility of HUT as an accurate predictor of effective cardiac pacemaker therapy in symptomatic patients with recurrent NMS. Furthermore, of the three relevant mechanisms of NMS (i.e., bradycardia, hypotension and mixture of the former two), HUT is believed to be the least sensitive to bradycardia. Specifically, in a recent North American study of 100 consecutive patients with syncope of unknown origin, HUT identified bradycardia as the relevant mechanism of the syncope in only seven, while another test, known as carotid sinus massage where pressure is applied to the side of the neck to artificially trigger a reflex involving the vagus nerve, identified 37 such patients.

                  In the past few years, Medtronic, Inc. has introduced into the clinical setting a new device, called the Insertable Loop Recorder (ILR) (Reveal(TM) and later Reveal(TM) Plus), that correlates symptoms with cardiac rhythm abnormalities. Specifically, the ILR is an FDA-approved device that monitors electrocardiograms (ECG) for up to 14 months and automatically records ECG rhythm data in patients who experience transient symptoms such as syncope that may suggest cardiac arrhythmias (i.e., disturbances in heart beating rate) as the cause. Since the ILR is the only FDA approved diagnostic tool for the identification of bradycardic syncope, it may be considered a useful standard against which to compare new diagnostic tools. However, the ILR requires minor surgeries for its insertion as well as its removal and its diagnostic potential is realized only if an event occurs during its limited functional period.

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

                  Importantly, in patients with bradycardic NMS, HUT identified the relevant mechanism in 59% of patients, while the ATP test identified this mechanism accurately in 86% of patients. Assuming that we receive marketing approval for ATPace(TM) from the FDA, we intend to conduct post-marketing studies to compare ATPace(TM) to HUT in identifying bradycardia when it is the dominant mechanism in patients with syncope of unknown origin or NMS as well as determining the potential benefits of cardiac pacemaker therapy in these patients.

B. ATPace(TM) Test: ATPace(TM), a liquid formulation of ATP, given as a rapid intravenous injection, causes a short lasting (less than 60 seconds) bradycardic effect (i.e., slowing of the heart rate) that is much more pronounced in selected groups of patients with syncope of unknown origin or suspected NMS. ATPace(TM) thereby identifies patients with bradycardic syncope who could benefit from cardiac pacemaker therapy. We anticipate that the test will be quick, safe, cost-effective and convenient when compared to other current diagnostic alternatives. Currently, the only approved diagnostic test that can determine the potential benefits of cardiac pacemaker therapy in patients with recurrent syncope is the ILR. We will attempt to demonstrate that ATPace(TM) has the potential to benefit a significant number of patients whose syncope is often misdiagnosed and mistreated.

                  Product Development Plan

                  The rate of patient enrollment in our ATPace(TM) Phase II trial to date was slower than we had originally anticipated. Accordingly, we suspended the enrollment of patients into the trial, effective as of March 27, 2006, and as we announced in the Company's previous Annual Report on Form 10-KSB, we have considered alternative strategies for an expeditious drug development pathway. Specifically, we asked Cato Research, Inc., our Clinical Research Organization (CRO) to assess the feasibility of filing for New Drug Application (NDA) for ATPace(TM) as a therapeutic drug for the acute management of PSVT under section 505(b)(2) of the FDA. This section covers "an application that contains full reports of investigations of safety and effectiveness but where at least some information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right of reference". Following an in-depth analysis, the CRO has notified us that regarding ATPace(TM) "505(b)(2) application is a potential route to approval, however, only under certain conditions". Accordingly, the CRO recommended that we obtain relevant data from patients who have recently been studied or treated using an identical formulation to ATPace(TM) to supplement published data of more than a thousand patients that the company has forwarded to the CRO. Therefore, we have contracted Dr. Daniel Flammang in France and Professor Bernard Belhassen in Israel, both of whom possess the desired data, and have agreed to furnish Duska with it. The data from Prof. Belhassen and Dr. Flammang will be combined with Duska's own data generated in Phase I and II clinical trials with ATPace(TM). The CRO has estimated that it will take approximately six to 12 months to complete the preparation of the NDA for ATPace(TM), under Section 505(b)(2) of the FDA.

C.       ATPotent(TM)

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

                  Epidemiology: It has been estimated that 6-8 million couples in the U.S. alone, who are involuntarily childless and require some assistance to conceive, sought medical treatment for infertility in 2003. Male infertility accounts for about 40% of these cases and about 60% of the latter are patients with oligoastheno-zoospermia (i.e., low sperm count and low sperm motility). A recent study in the UK has found that the average "normal" sperm count fell by 29% from 1989 to 2002, reflecting an on-going alarming trend in developed countries.

                  Economic burden: According to the U.S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2003 there were more than 430 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. Treatment options include surgical interventions, drug and hormonal therapies as well as complex and expensive procedures of Assisted Reproductive Technology, or ART. The latter include, among other technologies, in vitro fertilization, or IVF, and intracytoplasmic sperm injection, or ICSI. According to a 2003 CDC study, approximately 122,800 ART procedures were performed in the U.S. in the approximately 390 clinics that reported. We believe that the fertility industry's annual revenue from various treatments is in the range of $2.7 billion. We estimate the average cost of one round of IVF, with no guarantee of success, is $10,000, and the average amount spent to produce a baby using ART is $58,000. Approximately 48,000 live babies were born in the U.S. as a result of ART performed in 2003. We believe that for the foreseeable future the clinical laboratory will continue to play a pivotal role in improving the accuracy of diagnosing and efficacy of treatment of male infertility.

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

                  ATPotent(TM)   for   the   treatment   of  male  infertility:
ATPotent(TM) is being developed as a new pharmacological formulation in which the active ingredient is ATP. Asthenozoospermia, i.e., lack or low sperm motility, is a common cause of male factor infertility. In a retrospective study (1992-1999) that documented the prevalence of this pathology in infertile men, 82% of the studied samples had altered motility. However, laboratory interventions aimed at improving sperm function in conjunction with minimally invasive infertility treatments (intra-cervical or intrauterine insemination), or standard in vitro fertilization (IVF) without resorting to intra-cytoplasmic sperm injection (ICSI), are practically nonexistent. Italian clinicians and scientists have shown that extracellular ATP-treated sperm from 22 infertile males exhibited significant increase (by 54%) of fertilization rate during IVF procedures compared with non-treated sperm.. We are the exclusive licensee of a patented technology for ATP-based diagnosis of male infertility and treatment of human sperm as a means to improve the performance of human sperm during IUI and/or IVF procedures with a view to increasing the rate of pregnancies. (ATPotent(TM) is not indicated for use in conjunction with ICSI, a specific in vitro fertilization procedure, which is employed in special male infertility cases.) Please see "Intellectual Property."

                  Product Development Plan

                  Pre-clinical studies at the University of Pennsylvania have recently been completed. A final report submitted by the investigators have shown that mouse sperm treated with ATP, the active ingredient of ATPotent(TM), demonstrated improved motility and an approximately 400% increase in the in vitro fertilization rate as compared with the control group. In addition, ATP treatment of human sperm either with normal characteristics or with low motility as well as human sperm with low motility from cryopreservation (stored frozen) resulted in significant improvement of motility parameters. Furthermore, recent preliminary studies performed for Duska by European scientists associated with the company have reproduced the effects of ATP on the motility of human sperm obtained from 27 patients with asthenozoospermia (lack or reduced sperm motility). Based on these new observations, we have filed a provisional patent application on February 27, 2007. Together with our partner, Cooper Surgical, Inc., we are currently designing a proof of concept study with the drug prototype to be carried out at a leading US academic center. Upon completion of the latter study with favorable results, Duska will approach the FDA to discuss the potential pathway for the clinical development of ATPotent(TM).

                  We will consult with the FDA regarding the designation of ATPotent(TM) as a device or a drug as well as on the design of the clinical trials and matters pertaining to the preparation and submission of a new device/drug approval based upon the specific clinical claims for this product candidate. The FDA may request additional human data required to demonstrate the final clinical endpoint of efficacy that is outlined in our proposed protocols. In either such event, the action of the FDA could significantly increase the timing and cost of the ATPotent(TM) research program.

D.         Aspirex(TM)

Aspirex(TM) is a proposed diagnostic drug for (i) the identification of patients with asthma, (ii) the differential diagnosis between chronic obstructive pulmonary disorder (COPD) vs. asthma and (iii) for monitoring the efficacy of a given therapy in the management of patients with these diseases. The drug is designed to be used as an inhaler in bronchial-challenge studies in the clinical pulmonary laboratory. Duska believes that Aspirex(TM) could constitute a diagnostic tool that is superior to the two diagnostic drugs currently used in the United States and in Europe.

Last year the company recruited Professor Riccardo Polosa, M.D., an internationally recognized leader in the field of clinical bronchoprovocation (airway-challenge studies) for the position of Clinical Director of the Aspirex(TM) development program and as a member of the company's Scientific Advisory Board. Together with Dr. Polosa, the Company is now preparing a pre-clinical study which is expected to commence in the 3rd quarter of 2007.

E.       Vagonixen(TM)

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

                  Economic burden: The Global Burden of Disease studies predicts that COPD, which was ranked as the sixth most common cause of death worldwide in 1990, will become the third leading cause of death by 2020. Currently, the World Health Organization, or WHO, ranks COPD as the fourth most common cause of death in developed countries. In North America, COPD is the only major cause of mortality that has risen over the last 30 years. It is the fourth most common cause of death, and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. The estimated number of persons who died of COPD in North America in 2005 is 130,000. Recent estimates indicate that COPD resulted in $32.1 billion of direct and indirect costs in 2002, which is a manifestation of the major economic impact on society of this disease.

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

                  Bronchodilators have long been the mainstay of symptomatic treatment. The parasympathetic limb of the autonomic nervous system (i.e., the vagus nerve), a major carrier of neural sensory afferent traffic from the lungs to the brain and efferent neural traffic from the brain to the lung, is the dominant neural component responsible for the diameter of the airways by controlling the airways' smooth muscle tone. The impairment of lung function in COPD is in part the result of altered cholinergic vagal bronchoconstrictive tone. Thus, anticholinergic agents that block this neural pathway have been playing a central role in the management of COPD, and are currently the most common therapy in COPD (e.g., tiotropium bromide; a long-acting bronchodilator).

                  Critical    role    of    the    vagus    nerve    in   COPD:
Bronchoconstriction and excess mucous secretion are two major causes of airflow limitation in COPD, both of which are directly regulated by the vagus nerve. In addition, vagal nerve endings mediate chronic cough associated with COPD. When these nerve endings are irritated, neural signals from the lungs go to the brain (termed afferent neural traffic). The brain processes these signals and in response generates its own signals that are sent to the lungs and airways (termed efferent neural traffic), where they induce bronchoconstriction and cough. Indeed, certain drugs that can block the effects in the lungs of some of these brain signals, traveling through the vagus nerve, are used in the treatment of COPD (i.e., anticholinergic agents). Furthermore, the stimulation of these nerve endings leads to a local release of substances which play an important role in inflammation (i.e., neurogenic inflammation). This action is known as the axon reflex distinct from the central reflexes outlined above. Thus, a drug that could inhibit these two types of reflexes (i.e., central and axon) could have therapeutic value in the management of bronchoconstriction, cough and inflammation, all of which are characteristic of COPD.

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

                  P2 receptor antagonist in COPD: Extracellular ATP activates a specific P2 receptor located on pulmonary vagal nerve endings, which mediate bronchoconstriction and cough. Thus, the stimulation of vagal nerve endings in the lungs by ATP exacerbates neurally-mediated (vagal) bronchoconstriction and cough, the hallmarks of chronic cough and COPD. Therefore, pharmacological agents that block these receptor sites could eventually become a new therapeutic modality in the management of patients with these disorders. Such a therapy would constitute a novel approach in which the reduction of vagal nerve input to the lungs (i.e., neural traffic from the brain termed "efferent neural traffic") is obtained by the inhibition of sensory input to the brain originating in the lungs (termed "afferent neural traffic").

                  Product Development Plan

                  Our product development plan is aimed at the development of a specific and selective antagonist of P2 receptor subtype in the lungs as Vagonixen(TM) drug candidate for the management of patients with COPD and chronic cough. We have identified an existing compound that had been developed in the pre-clinical stage by a large pharmaceutical company for an unrelated disease application that could serve as our Vagonixen(TM) drug candidate. In 2004, we sponsored a preliminary in-vitro study of this compound at a leading U.S. academic center that showed that this compound can effectively block the P2R subtype in the lung, which is targeted by Duska.

                  In the event we acquire this compound, we intend to develop it as Vagonixen(TM) drug candidate (that is a novel powder formulation) to be administered by a dry powder inhaler (DPI). DPI design is based on state-of-the-art technology for drug administration into the lungs. The inhaler will be a handheld device that delivers a precisely measured dose of medication into the lungs.

F.       Ocuprene(TM)

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

                  Scientists in Europe associated with Duska have demonstrated in an animal glaucoma model in vivo that increased intraocular pressure leads to release of adenosine 5'-triphosphate (ATP) into the extracellular space in the eye, upregulation of P2X7 receptor (P2X7) and its activation by ATP. The activation of P2X7 is known to trigger programmed cell death, i.e., apoptosis, which in this setting was manifested by retinal nerve cell damage. Furthermore, the inhibition of this pathway by either the elimination of ATP or the blockade of P2XR prevented retinal nerve cell damage associated with increased intraocular pressure. Similar data that are implicating P2X7 in the retinal nerve cell death associated with ocular hypertension have been published independently by ophthalmologic researchers at the University of Pennsylvania and the University Eye Hospital in Tubingen, Germany.

                  Thus, we intend to carry out pre-clinical research work aimed at discovering a pharmacologic agent that can block P2X7 and a genetic vector that can block the signal transduction pathway controlled by this receptor in the eye.

                  Product Development Plan

                  A  portion  of  the  proceeds of our recent private placement will be used to support an on-going drug discovery program being conducted by the Italian scientists from whom we acquired our relevant Ocuprene(TM) technology. We also are currently discussing with a leading U.S. academic medical center a potential collaborative project aimed at evaluating genetic and pharmacologic approaches in an in vivo glaucoma model for P2X7 antagonists and signal transduction pathway blockers controlled by this receptor.

Estimated Product Development Timelines

         We have estimated certain product development timelines for our two current product candidates, ATPace(TM) and ATPotent(TM), for which we have initiated clinical or pre-clinical trials, respectively. Our estimated timelines are based on a number of assumptions, including the timely receipt of financing to fund clinical development work, FDA approvals of our protocols, and other factors. Accordingly, the actual timeframes to complete development of these product candidates and obtain FDA marketing approval could be substantially longer than projected.

         As mentioned above, we are currently working with the CRO on the preparation of an NDA for ATPace(TM) to be submitted under section 505b(2) of the FDA. The CRO has estimated that it will take approximately six to 12 months to complete the preparation of this application.

         In March 2007, we received the draft of the final report on a pre-clinical laboratory study with ATPotent(TM) from scientists at the University of Pennsylvania. We are currently in the process of designing and producing the prototype of this product and are planning on carrying an additional pre-clinical study with the product prototype at a leading US academic center. Subject to the successful completion of this study we will approach the FDA to discuss the designation of the product (device or drug), and the clinical studies required for an approval of the product. We expect to commence the discussion with the FDA in the 3rd quarter of 2007.

Additional Potential Applications for Our Technology

         In addition to our current and proposed product candidates that are in various stages of active development, we have a pipeline of potential diagnostic and therapeutic agents based on the modulation of the cellular mechanisms controlled by P2 receptors, which regulate cellular function, referred to as P2R signal transduction.

         These applications include:

         o Primastrene(TM): A proposed drug for the treatment of asthma. We have not to date identified a compound that could serve as this drug. However, we have recently approached a leading U.S. medical institution for the purpose of performing a study to generate data for use in connection with a grant application to the National Institutes of Health for funding to support in part this development program.

         o A diagnostic test for sick sinus syndrome, which may also be predictive of effective cardiac pacemaker therapy.

         o A diagnostic test for the identification of one of the most common types of heart rhythm disturbance manifested as rapid beating of the heart.

         We also may seek to acquire rights to additional relevant medical technologies, including those in the P2 receptor technology area, with the cardiovascular, respiratory and human reproduction areas being of particular interest to us.

Markets Targeted

         With the exception of ATPace(TM), we have to date not performed an analysis of the potential market for our product candidates. However, we have reviewed some publicly available data produced by independent sources, including government agencies, relevant to the overall markets in which our product candidates are expected to compete. Our present strategy in the development and marketing of ATPace(TM) and ATPotent(TM) focuses on the U.S. market, which is the largest single pharmaceutical market in the world. However, with respect to Vagonixen(TM) and Ocuprene(TM) for the treatment of COPD and chronic cough and for glaucoma, respectively, and other potential product candidates, we will focus on the U.S. market as well as certain foreign markets. There can be no assurance, however, that the actual markets for our product candidates will conform to the estimates provided below.

         ATPace(TM)

         We are planning on filing an NDA with a therapeutic claim, i.e., the acute termination of paroxysmal supraventricular tachycardia (PSVT) involving the atrio-ventricular node (AVN). It has been estimated that there are 89,000 new cases/year and 570,000 persons with PSVT in the US alone; Thus, PSVT is one of the most common cardiac arrhythmias. In addition, we intend to pursue the development of the product as a diagnostic tool (the original indication) upon its approval by the FDA for the therapeutic use.

         Although syncope patients are subjected to a series of examinations and tests (including echocardiography, Holter monitoring, magnetic resonance imaging (MRI) and computed tomography (CT), electroencephalogram (EEG) and similar tests) costing more than $800 million per year, a potential cause of syncope is found in only 40% of patients. We believe that ATPace(TM) could address a portion of this diagnostic market.

         ATPotent(TM)

         Asthenozoospermia, i.e., lack or low sperm motility, is a common cause of male factor infertility. In a retrospective study (1992-1999) that documented the prevalence of this pathology in infertile men, 82% of the studied samples had altered motility. However, laboratory interventions aimed at improving sperm function in conjunction with minimally invasive infertility treatments (intra-cervical or intrauterine insemination), or standard in vitro fertilization (IVF) without resorting to intra-cytoplasmic sperm injection
(ICSI), are practically nonexistent. According to the U. S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2003 there were more than 430 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. The CDC reported that in 2003 approximately 122,800 Assisted Reproductive Technology procedures were performed for the treatment of infertility in the approximately 390 clinics in the U.S. that submitted survey data. In 2002, fertility clinics in the U.S. collected $2.7 billion for their services. Approximately 800,000 IUI procedures are performed each year in the US alone. We expect the primary target market for ATPotent(TM) to be the IUI and IVF procedures which constitute a portion of the overall ART procedures performed in the U.S.

         Vagonixen(TM)

         In North America, COPD is the fourth most common cause of death and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. Recent estimates indicate that COPD resulted in $32.1 billion direct and indirect costs in 2002, which is a manifestation of the major economic impact on society of this disease. In 2005, the estimated number of persons who died of COPD in North America is 130,000. It is expected that by 2020, COPD will become the third leading cause of death in the U.S. COPD also is an increasing cause of morbidity and mortality worldwide. We estimate the total COPD therapeutic market in the U.S. at $1.6-$2.0 billion annually and believe that Vagonixen(TM) could address a small portion of that market.

         Ocuprene(TM)

         We estimate the total worldwide glaucoma therapeutic market at $1.5 billion annually and believe that Ocuprene(TM) could address a small portion of that market.

Manufacturing

         ATP powder, an inexpensive product, is manufactured by several leading manufacturers of pharmaceutical raw materials. The world's largest manufacturer of ATP supplies us with ATP powder, the specifications of which are recorded by the FDA in a Drug Master File. We have entered into contract manufacturing agreements with a U.S. subsidiary of Boehringer-Ingelheim, BVL, that is FDA approved and another U.S. specialty company approved by the FDA to perform the analytical services, storage and packaging of ATPace(TM) for clinical supplies in connection with our ATPace(TM) clinical research program.

                  We have received from our contract manufacturer and have been using in our clinical trials investigational ATPace(TM) drug supplies. In case that additional clinical studies would be required by the FDA before the agency accepts our NDA, we may need to contract with BVL to produce sufficient additional quantities of the investigational drug to complete these clinical trials.

Intellectual Property

         Our technology and current and proposed product candidates under development are currently covered by the following patents and corresponding pending patent applications described below:

         o A Process for Regulating Vagal Tone (U.S. Patent #5,874,420 issued on February 23, 1999; Australian Patent #710,770 issued on January 20, 2000; European Patent #0906102B1 issued on June 16, 2004 (Canadian and Japanese patent applications are pending). Duska Scientific is the owner of these patent properties. The granted United States and Australian patents cover a method of modulating vagal tone by administering a mediator of P2X- purinoceptors on vagal afferent nerve terminals. The granted European applications patents and pending Japanese application claims cover the use of an antagonist or allosteric modifier of P2X-purinoceptors on vagal afferent nerve terminals for reducing vagal tone. The claims in all countries also cover the use of mediators of P2 purinoceptors for diagnosing abnormal vagal tone. The mediator of P2X purinoceptors is exemplified in our current product candidate, ATPace(TM), and our proposed product candidate, Vagonixen(TM).

         o Method for Inducing the Acrosome Reaction in Human and Animal Spermatozoa (U.S. Patent #5,474,890 issued on December 12, 1995; Australian Patent #666,011 issued on June 8, 1993). Duska Scientific is the exclusive licensee of these patents.
                  Claims cover  the  use  of  ATP-induced   acrosome reaction in
                  mammalian sperm as a diagnostic test as well as for treatment of malfunctioning sperm in the management of male infertility
                  and  the  improvement  of  cryopreserved   sperm  during  IVF
                  procedures.

         o        Methods of Diagnosing, Monitoring and Treating Diseases (U.S.
                  Patent Application filed July 22, 2005). Application claims the benefit of provisional U.S. Patent Application #60/590,101 (filed July 22, 2004), and provisional U.S. Patent Application #60/662,033 (filed March 15, 2005). Duska Scientific is the owner of this patent application. Claims cover the use of ATP and related compounds for the differential diagnosis of obstructive pulmonary diseases as well as the evaluation of the efficacy of a given therapy in the management of patients with these disorders as well as additional claims, including those relating to the compound that we intend to license to use as our Vagonixen(TM) drug candidate.

         o Inhibition of Neuronal Damage (U.S. Patent Application #60/685,802 filed May 31, 2005). We are the owners of this patent application. Claims cover materials and methods for blocking neuronal damage associated with the pathological action of ATP and conditions such as glaucoma.

         o Screening Method for Modulation of Human Mast Cell Activation (U.S. Patent #6,465,441 B2 issued on October 15, 2002). Duska Scientific is the owner of this patent. Claims cover the use of human lung mast cells in vitro for screening inhibitors of ATP binding to P2Y- purinoceptors, for use as histamine release inhibitors. Animal models have been determined to be of limited value since non-human mast cells differ significantly from human mast cells regarding several critical aspects of allergic reaction-induced inflammatory mediators' release.

         o Modulation of Human Mast Cell Activation (U.S. Patent #6,372,724 issued on April 16, 2002; Australian Patent #741,713 issued on March 24, 1998; EPO, Canadian and Japanese patents are pending.) Duska Scientific is the owner of these patent properties. Claims cover the use of inhibitors of ATP binding to P2 receptors on mast cells for treatment of disorders characterized by undesirable histamine release from lung mast cells. The treatment is exemplified in our proposed product candidate Primastrene(TM).

         o Modulation of Sperm Motility (Provisional US patent application # 60/891,836 filed on February 27, 2007). We are the owners of this patent application. Claims cover materials and methods for the treatment of malfunctioning mammalian sperm in order to improve their motility and thereby their ability to fertilize the egg.

         In addition to patents, we also license certain of our intellectual property.

         Pursuant to a License and Assignment  Agreement  dated  November
15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman (i) assigned to Duska Scientific their ownership, which they in turn acquired from Drexel University College of Medicine, of an invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPace(TM) and Vagonixen(TM) and (ii) granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including a pending U.S. patent application, that are the basis for Primastrene.(TM) In consideration for this assignment and license, Duska Scientific issued 240,000 shares of its common stock to Dr. Pelleg and 240,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals an amount equal to (i) 2% of the net sales of products by Duska Scientific based on the foregoing inventions and (ii) 2% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing inventions (a portion of these royalties they each had assigned to the medical institution with which they were then associated). On December 14, 2001, Drs. Pelleg and Schulman assigned to Duska Scientific their ownership of the invention, including the pending U.S. patent application, relating to Primastrene(TM) and they continue to have the right to receive the payments from Duska Scientific as described above with respect to Duska's net sales and license fees and royalties or other similar payments paid to Duska Scientific by any licensee that are based on this invention.

         Pursuant to a License Agreement dated November 15, 1999, Dr. Francesco DiVirgilio and Dr. Carlo Foresta granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPotent(TM). In consideration for this license, Duska Scientific issued 115,200 shares of its common stock to Dr. DiVirgilio and 115,200 shares of its common stock to Dr. Foresta. Duska Scientific also agreed to pay these individuals an aggregate amount equal to (i) 5% of the net sales of products by Duska Scientific based on the foregoing invention and (ii) 5% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing invention.

Strategic Alliances

         We have entered into a number of strategic alliances and collaborative arrangements including those with Medtronic, Inc., CooperSurgical, Inc. (a subsidiary of Cooper Companies, Inc.) and Cato Research Ltd. These arrangements are summarized below.

         Medtronic, Inc.

         In April 2003, we entered into an agreement with Medtronic, Inc. pursuant to which Medtronic will provide, at no cost to us, support for our Phase II and III clinical trials with ATPace(TM). As part of this support, Medtronic will provide a number of its cardiac pacing devices and insertable loop recorders (ILR) for use by patients in the trial if the use of this equipment is not covered by the patients' medical insurance. Medtronic, together with us, has approached qualified clinical investigators as potential principal investigators, and Medtronic will provide technical assistance in connection with the use of its medical devices utilized in the trial and comments on protocol design and assistance, including reimbursement strategies. We intend to continue our collaboration with Medtronic following FDA approval, which may include conducting additional post-marketing studies of ATPace(TM). Under this agreement, Medtronic is not obtaining any rights to ATPace(TM) or other remuneration from us.

         CooperSurgical, Inc.

         In April 2004, we entered into an agreement with CooperSurgical, Inc. (a subsidiary of Cooper Companies, Inc.), one of the largest suppliers of assisted reproductive technology culture media in the U.S., under which CooperSurgical will provide technical and other assistance to us in specific areas relating to the development of ATPotent(TM). Following our completion of the pre-clinical studies with ATPotent(TM), CooperSurgical will have the right to acquire the exclusive marketing rights for ATPotent(TM). In the event CooperSurgical exercises this right, it will be responsible for funding a substantial portion of the Phase II and Phase III trials with ATPotent(TM) (although we would be responsible for the cost of preparing and submitting the NDA to the FDA for this product candidate) and we and CooperSurgical will enter into a marketing license agreement for ATPotent(TM) that will provide for an up-front license fee and royalty payments to us in amounts that will be negotiated by the parties. We will provide CooperSurgical with the manufactured supplies of ATPotent(TM).

         Cato Research Ltd.

         In February 2004, we entered into an agreement with Cato Research Ltd., a leading clinical contract research organization, under which Cato Research agreed to provide clinical research management and regulatory affairs support to us for our Phase II and Phase III clinical trials of ATPace(TM). Cato Research previously had provided certain contracting services to us for our Phase I clinical trial for ATPace(TM). In consideration for its Phase II services, we issued some of our securities to affiliates of Cato Research and may issue additional securities to it in consideration for services that it provides for our Phase III clinical trials of ATPace(TM). Our obligation to use Cato Research for our Phase III clinical trials of ATPace(TM), and Cato Research's obligation to provide such additional services to us, is conditioned upon us raising total cumulative net proceeds of at least $5,000,000 from qualified financing, any subsequent financing, upon the exercise of its stock options or warrants, license fees or other strategic alliance payments or research grants.

         In addition to Cato Research advising and assisting us with clinical product development activities with ATPace(TM), Cato Research may provide us with day-to-day clinical research management and regulatory affairs services for our other product candidates as we request and under terms that will be agreed to by both parties. By gaining access to Cato Research's management and its organization of nearly 300 scientists, physicians, statisticians, regulatory affairs professionals and other personnel, we intend to implement our clinical development efforts without having to establish the costly clinical research and regulatory affairs infrastructure necessary to advance our product candidates through the regulatory approval process.

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

The Company has no way of knowing that other companies may be working on bringing the same generic product into the market. Many of the Company's competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved better recognition for their brand names for product lines or certain products than the Company. There is no assurance that Duska will be able to compete successfully against present or future competitors or that competitive pressures faced by Duska will not have a material adverse effect on the Company.

         Our current and proposed product candidates are expected to compete with a number of products and technologies that are being utilized and developed by companies, academic medical centers and research institutions. Our competitive knowledge is derived from and limited to certain publicly available information on our competition. The following descriptions of the status and capabilities of competitors' products may be incomplete due to information not being available to us that was either not publicly disclosed by these competitors or that was disclosed more recently than the information reviewed by us.

         ATPace(TM)

         Adenosine, a byproduct of the enzymatic degradation of ATP, is currently the drug of choice for the acute termination of PSVT. We believe that because ATP, the active ingredient in ATPace(TM), can also diagnose the mechanism of several arrhythmias, it will have a significant advantage over adenosine once approve for marketing by the FDA. Currently, there is no other drug specifically approved by the FDA for the diagnosis of the cause of syncope in the U.S. Several other existing diagnostic tools would compete with ATPace(TM). These would include the head-up tilt table test (HUT), which is not approved by the FDA but nonetheless is widely used in clinical practice, and the Medtronic Reveal(TM) Plus Insertable Loop Recorder (ILR), which is approved by the FDA.

         ATPotent(TM)

         Currently, there are a number of drugs that are being utilized to some extent in clinical practice for the treatment of male infertility, although none of these drugs are approved by the FDA specifically for this use. Preliminary studies in animals and human subjects with a diet supplement of L carnitine, a biological compound found naturally in the human body, have been shown to increase semen quality, especially in groups with lower baseline sperm quality criteria. However, whether L-carnitine supplementation can improve the ability of sperm of infertile males to increase the rate of fertilization remains to be determined. We are currently not aware of any other drug products under development that require FDA approval that would potentially compete directly with ATPotent(TM). ICSI, a specific in vitro fertilization procedure, can compete directly with ATPotent(TM) in certain cases.

         Vagonixen(TM)

         Vagonixen(TM) can be expected to compete directly with a number of available drugs and therapeutic modalities, including, among others, Atrovent(TM) (ipratropium bromide) and Spiriva(TM) (tiotropium bromide inhalation powder), both of which are anti-cholinergic agents currently on the market. Drawbacks of Atrovent(TM) include its relatively short duration of action and its inhibition of a specific receptor that may actually enhance, rather than reduce, bronchoconstriction. Spiriva(TM) is a long acting anticholinergic agent designed for once daily dosing. Vagonixen(TM) will compete with available and new drugs in the research pipeline of a number of companies but, based on its new mechanism of action, may provide certain safety and efficacy advantages.

         Ocuprene(TM)

         Currently, there are a number of drugs or combinations of drugs, as well as surgery, being used for the treatment of glaucoma. In addition to currently marketed beta-blockers, carbonic anhydrase inhibitors, prostaglandin analogues, and adrenergic and cholinergic agonists, a number of new drugs are under development by major pharmaceutical companies and other entities. Ocuprene(TM) will compete with many of these existing and potential products, but will be based on a therapeutic mechanism and target that we believe may provide safety and efficacy advantages over currently marketed competing products.

Government Regulation

         In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase clinical testing program is then undertaken. In Phase I, small clinical trials are conducted to determine the safety of the product. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product (i.e., proof of concept). In Phase III, clinical trials are conducted to provide sufficient data for the statistically significant proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

         In addition to regulating and auditing clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. We will also have to adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations.

Employees

         As of December 31, 2006, we employed one full-time employee and two part-time employees who are primarily engaged in our day to day operations, our full time employee is an officer of the Company. In addition, certain members of our Board of Directors and members of our Scientific Advisory Board provide us with research and development assistance on a part-time, limited basis. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently maintain our office space in Bala Cynwyd, Pennsylvania, a suburb of Philadelphia, we lease these facilities under a month-to month lease that can be terminated with 60 days notice. We currently pay rent of $1,400 per month under the lease for office space as well as certain additional communication costs. We believe our office space is suitable and adequate for its present use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Market Information

         Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 30, 2004 under the symbol "DSKT." Prior to the merger in which Duska Scientific became our wholly owned subsidiary on August 30, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol "SRKI." Subsequent to the 1-for-20 reverse split on March 26, 2007, our common stock has been traded on the OTC Bulletin Board over-the-counter market under the symbol "DSKA."

         There was little or no trading in our common stock prior to the merger on August 30, 2004 and there has been very limited trading of our stock. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                    Quarter Ending       High        Low
                    --------------------------------------
                    Fiscal 2006
                    --------------------------------------
                    March 31, 2006       $10.20      $6.20
                    June 30, 2006        $12.00      $4.00
                    September 30, 2006   $ 3.80      $1.00
                    December 31, 2006    $ 2.60      $0.20

                    Fiscal 2005
                    --------------------------------------
                    March 31, 2005       $60.00      $40.00
                    June 30, 2005        $45.00      $25.00
                    September 30, 2005   $45.00      $13.20
                    December 31, 2005    $20.20      $10.20

Stock Split

On March 26, 2007, we reversed our outstanding Common Stock on a twenty for one (20:1) basis, while retaining the current par value of $0.001, with no stockholder reduced below one hundred (100) shares, on a per stockholder of record basis. This reverse stock split reduced the number of issued and outstanding common shares from 48,751,510 to 2,437,575 common shares and had no effect on the authorized number of shares. All numbers in this Form 10-KSB have been adjusted to reflected the reverse split.

Holders

         As of March 27, 2007, there were approximately 155 holders of record of our common stock.

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

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         We did not repurchase any shares of our common stock during the fiscal year ending 2006.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         On August 30, 2004, we completed a merger in which Duska Scientific, our wholly-owned subsidiary, through which we currently carry out all of our business operations. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited activities unrelated to the bio-pharmaceutical industry). In connection with the merger, we changed our name to "Duska Therapeutics, Inc.", replaced our officers and directors with those of Duska Scientific, ceased our activities at that time and moved our offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of several products including two current product candidates and two proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

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

Plan of Operation
-----------------

         We are a development stage enterprise. As such, we are developing products for clinical and therapeutic uses, as more fully described in Part I,
Item 1 of this Form 10-KSB, but have not yet developed any products to the point where they are producing revenue through sale or license. To continue operations, we must obtain funds through the issuance of additional equity or debt. We completed a $300,000 private offering in January 2007. This private offering will enable us to fund our planned level of operations through approximately June 2007. In order to complete the work necessary to file new drug applications for ATPace(TM) and ATPotent(TM), we will need to raise substantial additional funding. Our Contract Research Organization has estimated that it will take approximately six to 12 months to complete the preparation of the NDA for ATPace(TM), under Section 505(b)(2) of the FDA. Although we have completed pre-clinical trials on ATPotentTM and filed a provisional patent application on February 27, 2007, we are currently designing a proof of concept study with the drug prototype to be carried out at a leading US academic center. Upon completion of the latter study with favorable results, Duska will approach the FDA to discuss the potential pathway for the clinical development of ATPotent(TM). In addition, we continue research on our other drug candidates Aspirex(TM), Vagonixen(TM), and Occuprene(TM). We do not expect to make any significant investments in facilities or equipment, nor hire a significant number of employees until we file our first NDA.

Critical Accounting Policies

         Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

         Development Stage Enterprise

         We are a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception have been considered as part of our development stage activities.

         Stock-Based Compensation

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123R requires that the compensation cost relating to a wide
range  of  share-based  payment  transactions  (including  stock   options)  be
recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we adopted SFAS 123R as of January 1, 2006. The Company has elected to use the modified prospective transition method. Under this method, the Company will not adjust any prior financial statements and will recognize expense for any new stock-based awards and the unvested portion of unvested awards as of
January  1,  2006.   For  non-employee  stock-based compensation,  the  Company recognizes an expense in accordance with SFAS No. 123 and values the related equity securities based on the fair value based method.

      Notes and Warrants

       As described further in Note 4 to our audited financial statements, we entered note and warrant purchase agreements in the third and fourth quarters of 2006. Because the notes were issued with detachable warrants, in accordance with Accounting Principles Board Opinion No. 14, the fair value of the warrants was recorded as a debt discount and additional paid-in capital on a relative value basis, with the debt discount amortized to interest expense over the life of the notes. The notes, which are convertible into common stock, have a beneficial conversion feature, which has been recorded as a debt discount and additional paid in capital as prescribed in EITF Issue No. 98-5. Debt discount is amortized to interest expense over the life of the notes, in accordance with the guidance in EITF Issue No. 00-27. We sweetened the conversion terms on these notes to induce conversion of the notes to equity in the fourth quarter of 2006 in order to reduce the burden of interest expense on the company. Half of the holders of those notes accepted our offer in December 2006, and the accompanying financial statements include a charge of $218,575 to reflect the cost of that inducement. In addition, under EITF Issue 00-27, the unamortized discount remaining at the date of conversion is expensed. The accompanying financial statements include as part of interest expense the $85,063 remaining unamortized discount on those notes at the date the conversion was accepted by the holders. The other half of the holders accepted our offer in January 2007, so the remaining discount of $57,006 will be expensed in January 2007, along with a charge of $136,397 for the cost of the inducement to convert on those notes.

New Accounting Pronouncements

       In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact the adoption of FIN 48 will have on its financial condition and results of operations and concluded there will be no material impact.

      In  July  2006,  the FASB issued  FASB  Statement  No.  157, "Fair Value
Measurements." This statement provides guidance for using fair value to measure assets and liabilities, and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement will become effective for the Company as of January 1, 2007, and while expected to result in additional disclosures, is not expected to have a material effect on the Company's results of operations or financial condition.

      In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

      Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

      SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

      SAB 108 allows registrants to initially apply the dual approach either by
(1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

      We applied SAB 108 using the retroactive transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006, which resulted in no adjustment to our financial statements.

Results of Operations
---------------------

Comparison of Fiscal Year ended December 31, 2006 to Year ended December 31,
2005.

         For the year ended December 31, 2006 we reported a net loss of $2,000,242, as compared to a net loss of $2,759,774 for the year ended December 31, 2005. We expect our net losses to grow as a result of higher research and development expenses, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

Revenues
--------

         For the years ended December 31, 2006 and 2005, we generated no operating revenues. Interest income was $19,336 and $38,729 during the years ended December 31, 2006 and 2005, respectively. The variance generally reflects fluctuations in our cash balances.

Expenses
--------

         General and administrative expenses were $1,272,426 and $1,282,032 for the years ended December 31, 2006 and 2005, respectively, and consisted principally of officers' and employees' salaries, legal and accounting fees and facilities costs. We recorded expense of $301,737 in the first quarter of 2006 and $445,000 in the fourth quarter of 2005 related to the issuance of warrants to purchase shares of our common stock to our investor relations consulting firm. This expense was calculated using the Black-Scholes valuation method and had no effect on our cash balances. We may issue additional options and/or warrants to consultants and others in the future which may increase our general and administrative expenses.

         Research and development expenses were $364,382 and $1,516,471 for the years ended December 31, 2006 and 2005, respectively. Research and development expenses consisted mainly of costs directly associated with our activities related to the development of ATPace(TM), Vagonixen(TM) and ATPotent(TM). The decrease from 2005 to 2006 is due primarily to the suspension of clinical trials for ATPace(TM) in the first quarter of 2006, and to the completion of preclinical development work for ATPotent(TM) being conducted on our behalf at the University of Pennsylvania.

         During 2004, we entered into an agreement with Cato Research Ltd. ("Cato") under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace(TM) (the "Cato Agreement"). Under the terms of the Cato Agreement, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 25,000 units of our securities (the "Cato Units"). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at
an exercise price of $50.00  per  share.   The  warrants  expire in August 2007.
Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice (excluding out of pocket expenses and certain other costs) will be paid with Cato Units, with the balance payable in cash. During 2006 and 2005, we recorded $134,811 and $766,327 of expenses associated with the Cato Agreement (included in research and development expense), which amounts include $52,886 and $299,675, respectively, which have been, or will be, satisfied through the release of Cato Units from escrow.

         Excluding the $52,886 and $299,675 non-cash expenses recorded in 2006 and 2005, respectively, pursuant to the Cato Agreement discussed above, research and development expense was $311,946 in 2006 versus $1,216,796 in 2005. We expect our research and development expenses to increase significantly in the future, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

         Interest expense was $163,746 and $0 for the years ended December 31, 2006 and 2005, respectively. Of this amount in 2006, $1,398 related to interest on a premium finance agreement for insurance, $6,107 related to the coupon interest rate on the convertible notes issued in August, September, and December 2006, $71,178 was the amortization of discount on convertible notes in the third and fourth quarters of 2006, and $85,063 resulted from amortizing the balance of the discount on the convertible notes when their holders accepted our inducement for conversion.

         Included in expense in 2006 is $218,575 related to the cost of inducing conversion on the convertible notes. This was the increase in fair value of the securities to be issued over the fair value of the securities issuable under the original terms of the notes.

Comparison of Fiscal Year ended December 31, 2005 to Year ended December 31,
2004.

         For the year ended December 31, 2005 we reported a net loss of $2,759,774, as compared to a net loss of $1,560,835 for the year ended December 31, 2004.

Revenues
--------

         For the years ended December 31, 2005 and 2004, we generated no operating revenues. Interest income was $38,729 and $18,293 during the years ended December 31, 2005 and 2004, respectively. The variance generally reflects fluctuations in our cash balances.

Expenses
--------

         General and administrative expenses were $1,282,032 and $915,579 for the years ended December 31, 2005 and 2004, respectively, and consisted principally of officers' salaries, legal and accounting fees and facilities costs. The increase from 2004 to 2005 is due primarily to an expense of $445,000 recorded in the fourth quarter of 2005 related to the issuance of warrants to purchase shares of our common stock to our investor relations consulting firm. This expense was calculated using the Black-Scholes valuation method and had no effect on our cash balances. We may issue additional options and/or warrants to consultants and others in the future which may increase our general and administrative expenses.

         Research and development expenses were $1,516,471 and $465,580 for the years ended December 31, 2005 and 2004, respectively. Research and development expenses consisted mainly of costs directly associated with our activities related to the development of ATPace(TM), Vagonixen(TM) and ATPotent(TM). The increase from 2004 to 2005 is due primarily to our clinical development expenses for ATPace(TM), and to preclinical development work for ATPotent(TM) being conducted on our behalf at the University of Pennsylvania.

         During 2004, we entered into an agreement with Cato Research Ltd. ("Cato") under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace(TM) (the "Cato Agreement"). Under the terms of the Cato Agreement, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 500,000 units of our securities (the "Cato Units"). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. The warrants expire in August 2007.

Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice (excluding out of pocket expenses and certain other costs) will be paid with Cato Units, with the balance payable in cash. In November 2004, we issued all 500,000 Cato Units, which are being held in escrow by us and will be released as we receive invoices for services actually performed by Cato. As additional compensation for Cato, in November 2004 we issued to Cato's designees additional warrants to purchase a total of 99,000 shares of common stock. These additional warrants have an exercise price of $1.04 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; accordingly, in 2004 we recognized expense of $43,683 relating to the warrants, based on the value as calculated in a Black-Scholes valuation model. These expenses are included in research and development expense for 2004. During 2005 and 2004, we recorded $766,327 and $274,048 of expenses associated with the Cato Agreement (included in research and development expense), which amounts include $299,675 and $109,619, respectively, which have been, or will be, satisfied through the release of Cato Units from escrow.

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

Liquidity and Capital Resources
-------------------------------

         On December 31, 2006, we had cash and cash equivalents of $8,236, compared to $553,625 at December 31, 2005. Working capital was ($898,263) at
December 31, 2006, compared to $307,169 at December 31, 2005. As of December 31, 2006, we have funded our operations, including our research and development activities, through funds derived from several private placements generating an aggregate of approximately $5,500,000 in net proceeds since 1999, and the issuance of $300,000 in convertible notes.

         In their report on page F-2, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $8,425,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations. The going concern qualification in the auditor's report could materially limit our ability to raise additional capital.

         In August, September, and December 2006, we issued one-year, 7% convertible notes with detachable stock purchase warrants to accredited investors for $250,000 in cash. The notes are convertible into 5,000,000 shares of our common stock, and the warrants can be exercised to purchase up to 2,583,335 shares of our common stock at a price of $0.15 per share at any time until 5 years from the date of issuance. In order to reduce the financial burden on our company of paying interest and principal on these notes at maturity, in December, 2006 our Board of Directors authorized an inducement to the holders to convert their debt to our common stock for an additional 7,500,000 shares and additional warrants to purchase up to 12,500,000 shares of our common stock at a price of $0.04 per share. Half of the holders accepted this offer in December, 2006; the other half accepted in January, 2007.

         In the fourth quarter of 2006, we entered into subscription agreements with accredited investors providing for the purchase of an aggregate $300,000 of our common stock in connection with a private placement (the "Private Placement"). Some of the investors are our existing shareholders. The Private Placement provides for the sale of up to 15,000,000 shares of our common stock at $0.02 per share. The investors placed funds of $267,165 with us in escrow, and these funds, together with the interest theron, are shown as "Restricted Cash" in the accompanying Consolidated Balance Sheet. This subscription closed in January, 2007, and the funds were released to us.

         The estimated costs of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances as of December 31, 2006, and the closing of our latest stock subscription will only be sufficient to fund our planned level of operations through approximately June 2007. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

         We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company. In order to facilitate raising additional equity capital, on February 9, 2007, our Board of Directors authorized a 1 for 20 reverse split of our common stock.

         As of December 31, 2006, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At December 31, 2006, such obligations would have amounted to approximately $5,000. By December 31, 2006, half of the holders of our convertible debt had agreed to convert their debt to our common stock for additional stock and warrants, and the other half agreed in January, 2007.

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

      We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the year ended December 31, 2006 and the fiscal years ended December 31, 2005 and 2004, we had net losses of approximately $2,000,242, $2,759,774, and $1,560,835, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

      In their report for the year ending December 31, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue arising as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $8,425,000 as of December 31, 2006. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor's report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

      We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

      We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate $6,100,000 of net proceeds since 1996. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances will only be sufficient to fund our planned level of operations through approximately June 2007. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace(TM) and ATPotent(TM), and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen(TM), Ocuprene(TM), and Aspirex(TM) and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace(TM) alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent(TM), and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent(TM) and acquire a marketing license for this product candidate (see "Business-Strategic Alliances-CooperSurgical, Inc."). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen(TM) and Ocuprene(TM), will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen(TM) drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Our current and proposed product candidates remain subject to significant uncertainty.

      All of our current and proposed product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. We only have two full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. There can be no assurance that we will be able to satisfactorily develop our technologies or market our current or proposed product candidates so that they will generate revenues. The successful development of our product candidates is subject to the risk that we may not be able to:

   o obtain additional financial resources necessary to develop, test, manufacture and market our product candidates;

   o   engage   corporate   partners   to   assist   in  developing,  testing,
       manufacturing and marketing our product candidates;

   o satisfy the requirements of clinical trial protocols, including timely patient enrollment;

   o establish and demonstrate or satisfactorily complete the research to demonstrate the clinical efficacy and safety of our product candidates;

   o   obtain necessary regulatory approvals; and

   o market our product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

If we obtain additional financing, you may suffer significant dilution.

      Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in connection with an amendment to an agreement with a public relations and advertising firm regarding investor and public relations services, in March 2006, we granted our public relations and advertising firm warrants to purchase up to 2,150,000 shares of our common stock issuable, of which 900,000 shares at a price of $0.01 per share were exercised in exchange for the firm providing us with, among other services, media, branding and advertising services, investor relations services, corporate finance and disclosure consulting services. The convertible notes issued in August, September, and December 2006 may be converted into an aggregate of 5,000,000 shares, and the related detachable warrants may be exercised to purchase an additional 2,583,335 shares at an exercise price of $0.15 per share. In December, 2006 we offered an inducement to the holders of our convertible debt, which will result, upon issuance, of an additional 7,500,000 shares and additional warrants to purchase up to 12,500,000 shares at an exercise price of $0.04 per share.

Before we can market any of our current or proposed product candidates, we must obtain governmental approval for each of our current and proposed product candidates, the application and receipt of which is time-consuming, costly and uncertain.

      Each of the current and proposed product candidates we are developing will require approval of the FDA before it can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic or diagnostic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic or diagnostic products is high. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our product candidates and changes in the FDA's requirements for our testing during the course of that testing.

      Each of our two current product candidates is based on either a diagnostic or therapeutic indication for ATP. Although the FDA has approved two formulations of adenosine, the product of ATP's degradation in the body, that are currently being sold by other companies as drugs for diagnostic and therapeutic indications, the FDA has not to date approved any product in which ATP is the active ingredient. Thus, we may encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval from the FDA for our current ATP-based product candidates, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our product candidates.

      Regarding the development of ATPotent(TM) as a proposed drug for the treatment of male infertility, we are currently conducting pre-clinical studies with ATP, which is the active ingredient of ATPotent(TM). There is no assurance that these studies would yield the desired data. Even if the latter is obtained, the FDA may not accept the data from these studies. In either case, the development of ATPotent(TM) may be delayed or even abandoned altogether; in the case of a delay, the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent(TM) in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

      We may from time to time conduct pre-clinical studies for our product candidates at medical centers whose facilities do not conform to the FDA's good laboratory practice regulations. Data generated from studies at those facilities may, under certain circumstances, not be accepted by the FDA for use in IND or other filings with that agency. Our current pre-clinical studies of ATPotent(TM) are being conducted at the University of Pennsylvania without compliance with the FDA's good laboratory practices, and there can be no assurance that the data generated from these studies will be accepted by the FDA should we seek to include this data in any FDA filings for ATPotent(TM).

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

      We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace(TM), nor, with the exception of the Phase I safety trial of ATPace(TM), have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. We may be unable to confirm in our clinical trials with ATPace(TM) and our pre-clinical studies or clinical trials with ATPotent(TM) the favorable published clinical data obtained by European investigators in studies of similar product candidates. Recent pre-clinical experiments conducted by U.S. scientists have shown some variability in the effects of extracellular ATP on human sperm of healthy donors. Based on the preliminary data obtained in our pre-clinical studies, we reformulated ATPotent(TM) and redesigned its packaging to create a user friendly product with a desirable shelf life.

There are no assurances that the FDA would approve these changes, and therefore, we may encounter significant delays and additional costs in the development of ATPotent(TM) and may even abandon the development of this product altogether. We may encounter further difficulties in subsequent pre-clinical or clinical testing of ATPotent(TM) due to the nature or complexity of the protocol or for other unanticipated reasons, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace(TM) and ATPotent(TM), even if we can confirm the previously published data.

We have not yet identified and may  be  unable  to  identify suitable candidate
compounds   to   serve   as  our  proposed  product  candidates   Vagonixen(TM)
Ocuprene(TM), or Aspirex(TM).

      The pre-clinical and clinical development of any of our product candidates may be suspended or terminated for a variety of reasons, including our determination that a particular product candidate is not viable. With the exception of a compound owned by a large pharmaceutical company, we have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen(TM) or Ocuprene(TM). We are currently seeking to obtain an exclusive worldwide license for a molecule that could serve as a Vagonixen(TM) drug candidate, but there can be no assurance that we will be able to obtain a license on attractive terms or at all. We may need to perform significant pre-clinical studies in addition to the anticipated significant clinical studies if we obtain the rights to this compound. Because of the early stage of development of each of our current and proposed product candidates, we do not know if we will be able to generate data to support the filing of investigational new drug applications (INDs) or new drug applications
(NDAs) for these product candidates or the FDA's approval thereof. Even if we identify and secure the rights to other available candidates for Vagonixen(TM) or Ocuprene(TM), we will incur significant and costly pre-clinical work in product development and there is no guarantee that we will be able to successfully complete the work. If we are delayed in product development, we may not have the financial resources to continue the development of the proposed product candidates or our current product candidates and the delay could hurt the commercial viability of our current product candidates. Third parties may have proprietary rights to the other available candidates, for Vagonixen(TM) or Ocuprene(TM), and we will need to execute agreements with third parties to develop proposed product candidates.

      We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our current and proposed product candidates.

      We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have entered into an agreement with Cato Research Ltd., a clinical contract research service organization with expertise in the management of clinical trials to assist us with the management of the ATPace(TM) clinical development work. The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

      There can be no assurance that the approaches offered by our current and proposed product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our current and proposed product candidates. Moreover, we do not have internal marketing data research resources, and, except in the case of ATPace(TM), for which we used an independent firm to prepare a limited marketing potential analysis, we are not certain of and have not attempted to independently verify the potential size of the commercial markets for any of our product candidates. Since our current and proposed product candidates will represent new approaches to diagnosing or treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which could materially, adversely affect the value of our common stock.

      Other factors that we believe will materially affect market acceptance of our current and proposed product candidates include:

   o the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

   o   the safety, efficacy and ease of administration;

   o   the availability of government and third-party payer reimbursement;

   o   the   pricing   of   our  current  and  proposed  product   candidates,
       particularly as compared to alternative treatments; and

   o the availability of alternative effective forms of diagnosis or treatments, at that time, for the diseases that the current and proposed product candidates we are developing are intended to diagnose or treat.

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

      The head-up tilt table test, or HUT, and implantable loop recorder (ILR), are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace(TM). Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intracytoplasmic sperm injection (ICSI)) will compete with ATPotent(TM). There are a number of drugs currently used for the treatment of chronic obstructive pulmonary diseases, and chronic cough; other drugs currently under development by pharmaceutical companies are expected to compete in this market by such time, if ever, that Vagonixen(TM) is approved for marketing.

      Several  large  pharmaceutical  companies  are  intensely   pursuing  the
development of new drugs for the treatment of COPD, which is the clinical target of our proposed product, Vagonixen(TM).

      There are a number of drugs and surgical procedures currently used for the treatment of glaucoma. In addition, special mechanical devices aimed at reducing intraocular pressure are currently under development that are expected to compete in this market by such time, if ever, that Ocuprene(TM) is approved for marketing.

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

      We have entered into an agreement with Cato Research and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace(TM). We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace(TM)) and our agreement with CooperSurgical will give that company the right to acquire the exclusive marketing rights for ATPotent(TM). We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace(TM) with a subsidiary of Boehringer Ingelheim, Ben Venue Laboratories ("BVL") and the agreement with CooperSurgical which will give that company the right to acquire the exclusive marketing rights for ATPotent(TM)). A new batch of ATPace(TM) must be produced and supplied to clinical sites to resume the clinical trial associated with this drug. Presently, BVL is capable of producing the new batch in its first quarter production schedule. However, it is unknown to what extent BVL's future production schedules would accommodate our needs. Furthermore, there can be no assurance that CooperSurgical will elect to market ATPotent(TM) or that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We will be required to expend substantial amounts (which in the case of Cato Research will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

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

      ATP has been previously marketed by various companies in other countries for a number of uses, including in fields outside of our primary areas of diagnostic and therapeutic interest, and we are aware that at least one company has developed an oral formulation of ATP which is being marketed in the U.S. as a food supplement without FDA approval. This may make it more difficult for us to obtain patent coverage for our current and proposed product candidates and easier for third parties to compete against us in those countries. In addition, third parties may hold or seek patents for additional uses of ATP. These additional uses, whether patented or not, could limit the scope of our future operations because other ATP products, which would not infringe our patents, might become available. These products could compete with our current and proposed product candidates, even though they are marketed for a different use. We may seek to use existing compounds to serve as candidates for Vagonixen(TM). In the event that third parties own rights to these compounds, we may be required to obtain licenses to use these compounds, which could be costly or impossible to obtain. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

      In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Because we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property (such as our ATPace(TM) formulation), there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

The manufacture, use or sale of our current and proposed product candidates may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

      If we infringe or are alleged to have infringed another party's patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. If others infringe our patents, we may be compelled to bring an infringement action to challenge the validity of our patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. Litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, us. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

   o   incur substantial monetary damages;

   o encounter significant delays in marketing our current and proposed product candidates; or

   o be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses.

If we choose to enforce our patents, we may:

    o find our patents are unenforceable, invalid, or have a reduced scope of protection, or

    o   find our patents are not infringed.


      Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Our inability to successfully defend an infringement action by others or enforce our patents would have a material adverse effect on our Company and its prospects.

     We are dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

      We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. Amir Pelleg, President,
Chairman of our Board of Directors, Chief Operating Officer and Chief Scientific Officer, Dr. David Benditt, a director and our consultant, Dr. Jane Kinsel, a director, Dr. Donald A. McAfee, a director, and Dr. Pasquale Patrizio, a member of our Advisory Board. However, these individuals, with the exception of Dr. Pelleg, are not our employees and work for us on a part-time basis only. In 2005, we experienced some director turnover with Dr. Manfred Mosk resigning his positions of non-executive chairman and director. In the first quarter of 2006, Sanford J. Hillsberg and Dr. Rudolph Nisi resigned as directors, and in the second quarter of 2006, John N. Kapoor, Ph.D resigned as a director. At March 31, 2007, we had only one full-time employee and two part-time employees. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg's services would have a material adverse effect on our operations.

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

      The development and sale of medical products exposes us to the risk of significant damages from product liability claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current and proposed products, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. Although we obtained clinical insurance for our Phase I and II clinical trials with ATPace(TM), there can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for all subsequent trials for that product candidate or any of our other current and proposed product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

No Dividend Payments in the Foreseeable Future

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors consider relevant.

Lack of Liquidity

There is limited public market for the Company's Common Stock. The Common Stock is currently quoted on the OTC-Bulletin Board. The market for the Company's Common Stock is limited. There can be no assurance a meaningful trading market will develop. Duska makes no representation about the value of its Common Stock.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in pharmaceutical industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse eject on the market price of the Company's common stock if it ever becomes tradable.

Penny Stock Regulation

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         As of the end of the fiscal year ended December 31, 2006, our company conducted an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) and our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name                           Age   Position
-----------------------------  ---   ------------------
Amir Pelleg, Ph.D.(1)          62    President,
                                     Chairman of the
                                     Board, Chief
                                     Operating Officer,
                                     Chief Scientific
                                     Officer
David Benditt, M.D.(2)         58    Director
Jane F. Kinsel, Ph.D.(2).      51    Director
Donald Alan McAfee, Ph.D.(1)   65    Director
Wayne Lorgus                   54    Chief Financial
                                     Officer
____________________

(1)      Member of our Audit Committee.
(2)      Member of our Compensation Committee.

Business Experience and Directorships

         The following describes the backgrounds of current directors and the key members of our management team. All of our officers and directors also currently hold the same offices with Duska Scientific.

         Amir Pelleg, Ph.D. Dr. Pelleg has served on a full-time basis as our President, Chief Operating Officer and Chief Scientific Officer and a director since the merger with Duska Scientific in August 2004. Dr. Pelleg served, on a part-time basis, as President, Chief Scientific Officer, and director of Duska Scientific since its inception in 1996 and as Duska Scientific's Chief Operating Officer since January 2004. Dr. Pelleg also was a member of Duska Scientific's Executive Committee of the Board of Directors during 2003. Dr. Pelleg was a Professor of Medicine and Pharmacology at Drexel University College of Medicine, Philadelphia, Pennsylvania from 1992 until 2004, and is currently an Adjunct Professor at that institution. He has an extensive background on the physiology and pharmacology of ATP and related compounds in general, and their role in the cardiovascular system in particular. His research work has been supported by numerous grants from the National Institutes of Health, American Heart Association and pharmaceutical companies.

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

         Jane F. Kinsel, Ph.D. Dr. Kinsel has served as a director since February 2006. She previously served as a director from September 2002 until May 2005. Dr. Kinsel is currently the Director of the Office of Research Administration at Boston University Medical Campus. From 1989 to 2006, Dr. Kinsel was employed at the National Institutes of Health ("NIH") in Bethesda, Maryland in various positions. From 2001 to 2006, she served as the Associate Director of Science Policy and Operations with the National Center for
Complementary and Alternative Medicine at NIH. Between 1998 and 2001, she served as Director of the Office of Policy Analysis and between 1990 and 1998 she served as Assistant Director of Microbiology and Infectious Diseases for the National Institute of Allergy and Infections Diseases at NIH. Dr. Kinsel received her B.S. in Chemistry from the University of Delaware, her M.B.A from the Wharton School at the University of Pennsylvania, and her Ph.D. in Pharmaceutical Chemistry from the University of Kansas.

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

         Wayne Lorgus. Mr. Lorgus has served as our Chief Financial Officer since April, 2006. Since mid-2005, Mr. Lorgus was a partner with B2BCFO, LLP in West Chester, Pennsylvania. From 2003 to 2005, Mr. Lorgus served as Chief Financial Officer to Prestige International, a jewelry wholesaler company based in New York, New York. Between 2001 and 2003, he was employed as Controller and Chief Accounting Officer of Andin International, a jewelry manufacturing company based in New York, New York. In 2001, he served as Chief Financial Officer for AvidLearn, an online training and continuing education company based in Cherry Hill, New Jersey. Mr. Lorgus is a Major with the U.S. Air Force Auxiliary Wing, and a graduate of the U.S. Air Force Squadron Officer School and U.S. Air Force Air Command and Staff College. He has previously served as Director and President of the West Chester Area School Board and as a Board Member of the West Chester Area Municipal Authority. Mr. Lorgus received his Master of Business Administration from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration from the College of William and Mary in Virginia. He is a licensed Certified Public Accountant in New York and Pennsylvania.

Other Key Personnel and Scientific Advisory Board

         Stephen P. Kutalek, M.D. Dr. Kutalek, age 50, has served as Duska Scientific's Medical Director on a part time basis since 2002. Dr. Kutalek is a Professor of Medicine, Chief of the Cardiovascular Division and Director of the Clinical Cardiac Electrophysiology & Cardiac Pacing at Drexel University College of Medicine. Dr. Kutalek is a member of multiple professional societies, including the American College of Cardiology, the American Heart Association, the North American Society of Pacing and Electrophysiology and the American Federation for Clinical Research. He serves on the editorial board of the Journal of Invasive Cardiac Electrophysiology and acts as an ad hoc reviewer for leading professional journals. Dr. Kutalek has authored and co-authored more than 120 papers published in peer reviewed journals as well as numerous reviews and book chapters. Dr. Kutalek has extensive experience in clinical trials and acts as a consultant for several device manufacturing companies. He holds a BA degree from the Johns Hopkins University and a Doctor of Medicine from New York University School of Medicine.

         We have established a Scientific Advisory Board to assist management in the areas of expertise of the members of the Scientific Advisory Board. Members have received options to purchase shares of our common stock as compensation for their services. The following are the current members of the Scientific Advisory Board and their respective areas of expertise:

         Geoffrey Burnstock, Ph.D., D.Sc., (Chairman of our Scientific Advisory Board), Director, Autonomic Neuroscience Institute, Royal Free and University College Medical School, London, England. Area of expertise-Purinergic receptors.

         Peter Barnes, M.A., D.M., D.Sc., FRCP, Professor and Head of Thoracic Medicine, Imperial College of London (U.K.). Area of expertise-Pulmonary diseases.

         Francesco DiVirgilio, M.D., Professor, Department of Experimental and Diagnostic Medicine, University of Ferrara, Italy. Area of expertise-P2 receptors in immunology.

         Daniel Flammang, M.D., Head of Cardiology, Centre Hospitalier d'Angouleme, France. Area of expertise-Uses of ATP in patients with syncope.

         Paquale Patrizio, M.D., Director, Yale Fertility Center; Yale University School of Medicne. Area of expertise - Human reproduction.

         Riccardo Polosa, M.D., Professor, University of Catania, Italy. Area of expertise - Asthma, COPD, bronchoprovocation studies.

         Edward Schulman, M.D., Professor, Pulmonary and Critical Care Medicine, Drexel University College of Medicine, Philadelphia, Pennsylvania. Area of expertise-Pulmonary disorders, biology of lung mast cells.

         Kathryn Szabat, Ph.D., Associate Professor, La Salle University, Philadelphia, Pennsylvania. Area of expertise-Statistics.

Audit Committee

         In August 2004, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company's management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is currently comprised of Dr. McAfee and Dr. Pelleg. Dr. McAfee is a non-employee director. While he has significant knowledge of financial matters, he has not been designated as an "audit committee financial expert" as defined under Item 401(e)(2) of Regulation S-B of the Securities Exchange Act of 1934, as amended. The Audit Committee is seeking someone to serve as such expert.

Compensation Committee

         The Compensation Committee is responsible for reviewing and determining the salary, bonus and other individual elements of total compensation for our President and our other executive officers and for approving and administering our executive officer compensation plans, policies and programs. The Compensation Committee also grants stock options and other discretionary awards under our stock option or other equity incentive plans to all other eligible individuals in the company's service.


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

Section 16(a) Beneficial Ownership Reporting Compliance

         Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2006 were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for services paid in all capacities for the three fiscal years ended December 31, 2006 to Amir Pelleg, Ph.D. and Wayne Lorgus (the "Named Executive Officers"). The information set forth below includes all compensation paid to the Named Executive Officers by Duska Scientific before the merger in August 2004. No other executive officers of either this company, Shiprock or Duska Scientific received an annual salary and bonus that collectively exceeded $100,000 during the fiscal year ended December 31, 2005.


                          Summary Compensation Table
-------------------------------------------------------------------------------
                                                         Non-
                                              Non-    qualified
                                             equity   Deferred   All
                                            Incentive  Compen-  Other
Name and                     Stock   Option   Plan     sation   Compen-
Principal     Salary  Bonus  Awards  Awards  Compen-  Earnings  sation Total
Position Year   ($)    ($)     ($)     ($)   sation      ($)      ($)   ($)
------- ---- -------- ------ ------- ------- -------- --------- ------ --------
Amir    2006 $120,000 $   -       $-      $-       $0   $55,000     $- $175,000
Pelleg, 2005 $115,000 $20,000(1)                                       $135,000
Ph.D.
President,
Chief
Operating
Officer
and
Chief
Scientific
Officer
------- ---- -------- ------ ------- ------- -------- --------- ------ --------
Wayne   2006  $32,036     $-      $-  $4,744       $-        $-     $-  $36,780
Lorgus,
Chief
Financial
Officer
------- ---- -------- ------ ------- ------- -------- --------- ------ --------
____________________
(1) Dr. Pelleg was granted a bonus of $25,000 for services rendered during fiscal year 2005, which is payable in common stock at $0.25 per share.

                 Outstanding Equity Awards at Fiscal Year-End

-------------------------------------------------------------------------------
                                                                      Equity
                                                                     Incentive
                                                                       Plan
                           Equity                                     Awards
        Number    Number  Incentive                                  Number of
          of        of      Plan                    Number  Market   Unearned
      Securities Securities Awards:                   of   Value of  Shares,
        Under-    Under- Number of                  Shares Shares or Units or
        lying     lying  Securities                   of    Units of Other
        Unexer-  Unexer-   Under-                  Units of  Stock   Rights
         cised    cised    lying                     Stock    that    that
        Options  Options  Unexer-  Option            That     Have    Have
          (#)      (#)     cised  Exercise Option  Have not    not    not
         Exer-   Unexer-  Unearned Price Expiration Vested   Vested  Vested
Name    cisable  cisable  Options   ($)     Date      (#)      ($)     (#)
------  -------  -------  -------  ------ --------  -------  ------  -------
Dr.       3,699                    $20.80  6/15/07
Pelleg   18,000                    $20.80   9/1/07
          6,000                    $20.80   9/1/07
         11,250                    $20.80 11/25/08
          1,500                    $20.80 11/25/08
          9,000                    $20.80 12/15/09
          2,250                    $20.80 12/15/09
          3,750                    $20.00   2/9/11
          3,750    7,500    7,500  $20.00   2/9/11    7,500  $4,050    7,500
          2,000                    $44.00  2/27/10
------  -------  -------  -------  ------ --------  -------  ------  -------
Mr.       1,125      375      375  $10.00   3/31/13     375    $202      375
Lorgus
-------------------------------------------------------------------------------

                             Director Compensation
-------------------------------------------------------------------------------

           Fees
          Earned
            or
           Paid                                Non-Qualified
            in    Stock  Option   Non-Equity     Deferred      All Other
           Cash   Awards Awards Incentive Plan Compensation  Compensation Total
Name        ($)    ($)     ($)   Compensation    Earnings         ($)      ($)
---------- -----  ------ ------ -------------- ------------- ----------- ------
Dr.           -       -  $5,290             -             -            - $5,290
Benditt
---------- -----  ------ ------ -------------- ------------- ----------- ------
Dr.           -       -  $5,290             -             -            - $5,290
Kinsel
---------- -----  ------ ------ -------------- ------------- ----------- ------
Dr.           -       -      -              -             -           -      -
McAfee
---------- -----  ------ ------ -------------- ------------- ----------- ------


Employment Agreements

         We have entered into an employment agreement with Dr. Amir Pelleg, effective September 1, 2004, pursuant to which Dr. Pelleg has agreed to serve as President, Chief Operating Officer and Chief Scientific Officer. The term of the agreement runs until December 31, 2007. Under the employment agreement, Dr. Pelleg is to receive an annual salary of $115,000 until December 31, 2005 and an annual salary of $175,000 thereafter until the end of the agreement. Under the agreement, Dr. Pelleg received a bonus of $20,000 on December 31, 2004 and will receive an annual bonus each year thereafter as determined by our Board of Directors and based on the company meeting certain milestones established by our Board of Directors. Dr. Pelleg is eligible to receive stock options as determined by our Board of Directors. We agreed to maintain life insurance for Dr. Pelleg and key man life insurance for our benefit. We agreed to indemnify Dr. Pelleg for all claims arising out of performance of Dr. Pelleg's duties as President, Chief Operating Officer and Chief Scientific Officer, other than those arising out of a breach of the agreement by Dr. Pelleg or his gross negligence or willful misconduct. Dr. Pelleg may terminate his agreement with Duska at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Pelleg's disability and for "cause," as defined in the agreement. Although Dr. Pelleg is required to work full-time for us, he may continue to serve as an Adjunct Professor at Drexel University College of Medicine, provided that his affiliation with Drexel does not interfere with his performance under the employment agreement.

         On March 22, 2006, Duska Scientific entered into an employment agreement with Wayne Lorgus pursuant to which Mr. Lorgus agreed to serve as our Chief Financial Officer on a part time basis. The agreement may be terminated by us or by Mr. Lorgus on at least 30 days written notice. Under the agreement, Mr. Lorgus receives an hourly compensation of $175. Mr. Lorgus is eligible to receive an annual bonus each year as determined by our Board of Directors. In connection with his employment, Mr. Lorgus was awarded a stock option upon commencement of his employment to purchase 30,000 shares of common stock at an exercise price of $0.50 per share. The option vests and becomes exercisable at the rate of 2,500 shares per month.

Stock Option Plan

         We have adopted an equity incentive plan, the 2004 Equity Incentive Plan, pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 6,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The plan was adopted prior to the consummation of the August 2004 merger with Duska Scientific, and in connection with the merger, options to purchase our common stock were issued in exchange for all of the stock options that were outstanding under Duska Scientific's option plan. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

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

         The plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) the administrator shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A "corporate transaction" means (i) a liquidation or dissolution of our company; (ii) a merger or consolidation of our company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of our company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of our company by one person or by more than one person acting in concert.

         The administrator may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

         As of March 31, 2007, we currently have outstanding options under our 2004 Equity Incentive Plan to purchase approximately 228,400 shares of our common stock of which 220,900 are vested, at a weighted- average exercise price of approximately $21.20 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 27, 2007, there were 2,492,584 shares of our common stock issued and outstanding. Unless otherwise noted, (i) the address of each of the persons shown is c/o Duska Therapeutics, Inc., Two Bala Plaza, Suite 300, Bala Cynwyd, Pennsylvania 19004 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.


                       New shares
Name and Address of    beneficially   Percentage
Beneficial Owner          owned        Class
-------------------- -------------- ------------
Manuel Graiwer             621,268      13.7%
Livorno Latin              540,000      11.9%
  American
  Promotions BV
Amir Pelleg, Ph.D.(2)      267,456       5.9%
John N. Kapoor,            147,194       3.3%
  Ph.D.(3)
Manfred Mosk, Ph.D(4)      234,610       5.2%
Sanford J.                 182,128       4.0%
  Hillsberg(5)
Alexander Angerman         414,460       9.2%
Kleen Consult AG           420,826       9.3%
Anka Capital Ltd.          271,910       6.0%
Philip Sobol               269,568       6.0%
David Benditt,               6,250       0.1%
  M.D.(6)
Wayne Lorgus(6)              1,500       0.0%
Jane F. Kinsel, Ph.D.                      *
Donald Alan                                *
  McAfee, Ph.D.
                     -------------- ------------
All executive              275,206       6.1%
  officers and
  directors as a group
  (five persons)

--------------------------

*  Less than 0.1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(2)  Includes 73,064 shares subject to warrants and options.
(3) With the exception of 7,000 shares subject to options held by Dr. Kapoor, all of the shares shown are held by Dr. Kapoor's trust, of which Dr. Kapoor is trustee. Includes 204,790 shares subject to warrants.
(4) Includes 4,292 shares, including 1,396 shares subject to warrants, owned of record by Technomedics Management & Systems, Inc. of which Dr. Mosk is the controlling stockholder. Also includes an additional 57,350 shares subject to options. Dr. Mosk's address is P.O. Box 3207, Redondo Beach, CA 90227.
(5) Includes 2,460 shares owned of record by the Hillsberg Family Trust, of which Mr. Hillsberg is a co-trustee. Also includes 29,850 shares subject to options. Excludes16,092 shares, including 14,146 shares subject to options and warrants, owned beneficially by Troy & Gould Professional Corporation of which Mr. Hillsberg is a member and shareholder. Mr. Hillsberg's address is c/o Troy & Gould Professional Corporation, 1801 Century Park East, 16th Fl, Los Angeles, CA 90067-2367.
(6)  All of the shares shown are subject to options.
(7)  Includes 74,564 shares subject to warrants and options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Transactions Between Us and Our Affiliates

         Dr. Manfred Mosk was our non-executive Chairman of the Board until December 2005 and remains a member of our Advisory Group and a significant beneficial owner of our common stock. He is the controlling shareholder of Technomedics Management & Systems, Inc. Technomedics Management & Systems, Inc. has provided the consulting services of Dr. Mosk to Duska Scientific since 1999. Dr. Mosk has served as the Chairman of Duska Scientific since 1999, as the part-time interim Chief Executive Officer of Duska Scientific during 2003, and as the non-executive Chairman of Duska Scientific during 2004. During 2005, Technomedics Management & Systems, Inc., was paid $30,000 for the services Dr. Mosk rendered as interim part-time Chief Executive Officer and Chairman during 2003. During 2005, Technomedics Management & Systems, Inc., earned $64,167 for the services Dr. Mosk rendered as non-executive Chairman of the Board. As of December 31, 2006, amounts owed to Technomedics Management & Systems, Inc. for services rendered during 2005 totaled $5,833.

         Sanford J. Hillsberg was our corporate Secretary and one of our directors until February 2006 and is a member and shareholder of Troy & Gould
Professional  Corporation.   He  remains  a significant beneficial owner of our
common  stock.   Troy & Gould was our corporate  law  firm  from  1999  through
January 2006.  Troy & Gould Professional Corporation, beneficially owns 321,836
shares of our common  stock.   During  2005,  we paid Troy & Gould $172,998 for
legal services. Mr. Hillsberg served as a Vice President and Secretary of the Company during 2002 through 2004 and continued to serve as its corporate Secretary during 2004 and 2005. During 2005, Mr. Hillsberg was paid $5,000 for the services he rendered as the Company's Vice President and Corporate
Secretary during  2003.   During  2005,  Mr.  Hillsberg  earned $25,000 for the
services he rendered as corporate Secretary. As of December 31, 2006, amounts owed to Mr. Hillsberg for services rendered during 2005 and 2006 totaled $5,780.

ITEM 13.  EXHIBITS.

         Exhibits

         See Exhibit Index attached to this Annual Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stonefield Josephson, Inc. as our independent accountants audited our financial statements for the years ending December 31, 2005 and 2006.

         Audit Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2006 and December 31, 2005 for professional services for the audit of the financial statements of Duska Therapeutics, Inc. and the review of financial statements included in our Forms 10-QSB were $45,773 and $36,576 respectively.

         Audit-Related Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2006 and December 31, 2005 for audit-related services to us and to Duska Scientific Co. were $12,423 and $18,217, respectively. These fees were primarily for services in connection with securities registration statements filed by the Company.

         Tax Fees:  Stonefield Josephson, Inc.  did  not  provide, or bill for,
and  was   not  paid  any  fees  for  tax  compliance,  tax  advice,  and  tax planning services for the fiscal years ended December 31, 2006 and December 31, 2005.

         All  Other  Fees:   Stonefield Josephson, Inc. did not provide or bill
for, and was not paid for, any other services in the fiscal years ended December 31, 2005 and 2004.

         The  Company's  Audit  Committee  annually  reviews  and  approves the engagement of the Company's auditors and approves in advance the fee arrangements with regard to audit services and review of financial statements included in the Company's Forms 10-QSB. All such fees were approved in advance for 2006 and 2005. The Audit Committee did not specifically approve Stonefield Josephson's with regard to the audit-related fees discussed above. Those fees were approved on a case-by-case basis by the Company's Chief Financial Officer.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DUSKA THERAPEUTICS, INC.
                                   ------------------------
                                          Registrant

Date:  April 16, 2007              By:  /s/ Amir Pelleg
                                   -----------------------------
                                            Amir Pelleg, Ph.D
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
--------------------------  --------------------------------  ----------------

                            President (principal executive
                            officer), Chief Operating
                            Officer and Director, and
/s/  Amir Pelleg            Chairman of the Board
--------------------------                                April 16, 2007
     Amir Pelleg, Ph.D.                                   --------------


                            Chief Financial Officer
                            (principal financial and
/s/  Wayne R. Lorgus        accounting officer)
--------------------------                                April 16, 2007
     Wayne R. Lorgus                                      --------------

                        INDEX TO FINANCIAL STATEMENTS

                              INDEX TO AUDITED
                          FINANCIAL STATEMENTS FOR
                          DUSKA THERAPEUTICS, INC.


Report of Independent Registered Public Accounting Firm              F-2

Audited Financial Statements

     Consolidated Balance Sheet                                      F-3

     Consolidated Statements of Operations                           F-4

     Consolidated Statements of Stockholders' Deficit                F-5

     Consolidated Statements of Cash Flows                           F-7

     Notes to Consolidated Financial Statements                      F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Duska Therapeutics, Inc.
Bala Cynwyd, Pennsylvania


We   have   audited  the  accompanying  consolidated  balance  sheet  of  Duska
Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on February 9, 1996 to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on February 9, 1996 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised
2004), Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.
------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 13, 2006

                       DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEET


Consolidated Balance Sheet

                                                               December 31,
                                                                   2006
                                                             ---------------
ASSETS
Current assets:
Cash and cash equivalents                                    $        8,236
Restricted cash                                                     268,859
Prepaid expenses & other current assets                              78,987
                                                             ---------------

     Total current assets                                           356,082

Property and equipment, net                                           2,928

Other assets                                                          1,500
                                                             ---------------

     Total assets                                            $      360,510
                                                             ---------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                  $ 384,937
Accrued officers' salaries                                           66,613
Accrued consulting fees                                              30,800
Accrued clinical expenses and other accrued expenses                 22,954
Accrued stock units issuable                                         22,793
Notes payable                                                        45,689
Convertible notes payable, net of debt discount of $57,007           42,993
Convertible notes payable in process of conversion                  370,401
Escrow obligation                                                   267,165
                                                             ---------------

     Total current liabilities                                    1,254,345

Commitments and Contingencies

Stockholders' deficit:
Preferred Stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                           -
Common stock, $.001 par value, 50,000,000 shares authorized;
   1,050,577 shares outstanding                                       1,051
Additional paid-in capital                                        7,530,197
Deficit accumulated during the development stage                 (8,425,083)
                                                             ---------------

Total stockholders' deficit                                        (893,835)
                                                             ---------------

Total liabilities and stockholders' deficit                  $      360,510
                                                             ---------------

                             See accompanying notes.

                     DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Consolidated Statements of Operations


                                                               From Inception
                                                                     on
                                                                 February 9,
                                       Year Ended December 31,     1996 to
                                     --------------------------  December 31,
                                          2006           2005         2006
                                     ------------  ------------  ------------
Revenues                             $         -   $         -   $         -

Operating expenses:
  Research and development               364,832     1,516,471     3,385,292
  General and administrative           1,272,426     1,282,032     4,495,927
                                     ------------  ------------  ------------
                                       1,637,258     2,798,503     7,881,219
                                     ------------  ------------  ------------

Loss from operations                  (1,637,258)   (2,798,503)   (7,881,219)

Other income (expense)
  Interest income                         19,337        38,729        84,827
  Interest expense                      (163,746)            -      (410,116)
  Expense associated with induced
    conversion of convertible debt      (218,575)            -      (218,575)
                                     ------------  ------------  ------------
                                        (362,984)       38,729      (543,864)
                                     ------------  ------------  ------------

Net loss                             $(2,000,242)  $(2,759,774)  $(8,425,083)
                                     ============  ============  ============

Net loss per share
  (basic and diluted)                $     (1.81)  $     (2.86)  $    (11.00)
                                     ============  ============  ============

Weighted average of shares
  outstanding (basic and
  diluted)                             1,105,087       965,606       765,989
                                     ============  ============  ============

                             See accompanying notes.

                    DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


Consolidated Statements of Stockholders' Deficit


                                                       Deficit
                                                     Accumulated
                           Common Stock   Additional   During        Total
                         ----------------  Paid-In   Development Stockholders'
                          Shares   Amount  Capital      Stage       Deficit
                         --------- ------ ---------- ------------ ------------
For the period from
February 9, 1996
(inception) to
January 1, 1999
(restated for
1,000:1 stock
split and stock
split up effected
in the form of a
dividend and 3:1
stock split and 1:20
reverse stock split)             - $    - $        - $         -  $         -

Issuance of stock
for services in
October 1999               189,480    189     30,493           -       30,682

Issuance of stock
for cash in October 1999   375,000    375     24,625           -       25,000

Issuance of common
stock for patents
and licenses in
November 1999               11,520     12        756           -          768

Issuance of stock
for patent
assignments
and licenses from
related parties
in November 1999            24,000     24     14,067           -       14,091

Net loss for the
year ended December 31,
1999                             -      -          -     (50,222)     (50,222)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
1999                       600,000    600     69,941     (50,222)      20,319

Issuance of stock
for cash in June 2000        8,400      9    174,991           -      175,000

Issuance of stock
for cash in October 2000     5,250      5    174,995           -      175,000

Net loss for the
year ended December 31, 2000     -      -          -     (46,505)     (46,505)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2000                       613,650    614    419,927     (96,727)     323,814

Issuance of stock
for cash in November 2001   49,200     49  1,003,263           -    1,003,312

Net loss for the
Year ended December 31, 2001     -      -          -    (337,267)    (337,267)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2001                       662,850    663  1,423,190    (433,994)     989,859

Net loss for the year
ended December 31, 2002          -      -          -    (871,724)    (871,724)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2002                       662,850    663  1,423,190  (1,305,718)     118,135

Net loss for the year
ended December 31, 2002          -      -          -    (798,514)    (798,514)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2003                       662,850    663  1,423,190  (2,104,232)    (680,379)

Issuance of common
stock for cash in
March and
April 2004, net
of offering costs
of $31,850                  13,500     13    238,137           -      238,150

Conversion of
convertible notes
payable and
accrued interest
in March 2004               26,665     27    555,499           -      555,526

Warrant issuance
costs associated
with conversion of
convertible notes
payable                          -      -    190,846           -      190,846

Issuance of common
stock for cash in
August 2004, net of
offering costs of
$304,140                   183,375    183  3,363,177           -    3,363,360

Shares issued to
Shiprock, Inc. in
the reorganization on
August 27, 2004             70,000     70        (70)          -            -

Issuance of warrants
for services in
November 2004                                 43,683           -       43,683

Net loss for the
year ended December 31,
2004                             -      -          -  (1,560,835)  (1,560,835)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2004                       956,390    956  5,814,462  (3,665,067)   2,150,351





                    DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (continued)


                                                       Deficit
                                                     Accumulated
                           Common Stock   Additional   During        Total
                         ----------------  Paid-In   Development Stockholders'
                          Shares   Amount  Capital      Stage       Deficit
                         --------- ------ ---------- ------------ ------------
Balance at December 31,
2004                       956,390    956  5,814,462  (3,665,067)   2,150,351

Issuance of stock
for services in
March 2005                   6,652      7    133,039           -      133,046

Issuance of stock
for services in
May 2005                     3,514      4     70,277           -       70,281

Issuance stock
for licenses and
patents in June
2005                         1,250      1     31,249           -       31,250

Issuance of stock
for services in
June 2005                    2,342      2     46,852           -       46,854

Issuance of
warrants for
services in
October 2005                     -      -    485,000           -      485,000

Issuance of stock
for services in
December 2005                6,533      7    130,641           -      130,648

Expense
associated with
vesting of stock
options during 2005              -            25,255                   25,255

Net loss for the
year ended
December 31, 2005                -      -          -  (2,759,774)  (2,759,774)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2005                       976,681    977  6,736,775  (6,424,841)     312,911

Expenses associated with
vesting of stock options
during 2006                             -     80,462           -       80,462

Issuance of warrants for
services in February 2006        -      -    301,737           -      301,737

Issuance of stock in
private placement in
April 2006                  26,000     26    129,974           -      130,000

Issuance of stock for
services in June 2006        2,896      3     57,914           -       57,917

Exercise of warrants in
May 2006                    45,000     45      8,955           -        9,000

Debt discount on note and
warrant purchase agreements
issued in August and
September 2006                               200,000                  200,000

Debt discount on note and
warrant purchase agreements
issued in December 2006                       14,380                   14,380

Net loss for the year ended
December 31, 2006                -      -          -  (2,000,242)  (2,000,242)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2006                     1,050,577  1,051  7,530,197  (8,425,083)    (893,835)
                         ========= ====== ========== ============ ============

                             See accompanying notes.

                     DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Consolidated Statements of Cash Flows

                                                               From Inception
                                                                     on
                                                                 February 9,
                                       Year Ended December 31,     1996 to
                                     --------------------------  December 31,
                                         2006           2005         2006
                                     ------------  ------------  ------------
Cash flows from operating activities:
Net loss                             $(2,000,242)  $(2,759,774)  $(8,425,083)
Adjustments to reconcile net loss to
net cash
 used in operating activities
   Depreciation                              805           821         7,829
   Issuance of common stock and
     warrants for services                57,916       412,080       500,678
   Issuance of options and warrants
     for services                        382,200       510,254       936,137
   Amortization of debt discount         157,373                     157,373
   Write-off of patent and licenses            -        63,963        63,963
   Warrant issuance costs associated
     with conversion of convertible
     notes payable                             -             -       190,846
   Conversion of debt into equity        218,575                     218,575
   Changes in assets and liabilities
     Prepaid expense & other
       current assets                     22,734        (9,354)      (78,987)
     Other assets                          1,650             -        (3,150)
     Accounts payable and
       accrued expenses                   49,260       (29,026)      384,937
     Accrued officers' salaries           54,113       (57,500)       66,613
     Accrued consulting                   30,800                      30,800
     Accrued clinical                     20,465                      20,485
     Accrued stock units payable          22,793                      22,793
     Accrued interest payable              4,315             -        59,841
                                     ------------  ------------  ------------
  Net cash used in operating activities (977,243)   (1,868,536)   (5,844,720)

Cash flows from investing activities:
   Capital expenditures                   (1,141)         (614)      (10,757)
   Payments to develop patents                 -             -       (49,104)
                                     ------------  ------------  ------------
     Net cash used in investing
       activities                         (1,141)         (614)      (59,861)

Cash flows from financing activities:
   Net proceeds from sale of
     common stock                        130,000             -     5,109,822
   Proceeds from exercise of warrants      9,000                       9,000
   Proceeds from issuance of
     convertible notes                   250,000             -       750,000
   Proceeds from premium finance note     75,000                      75,000
   Payments on premium finance note      (29,311)                    (29,311)
   Restricted cash for equity
     to be issued                       (268,859)            -      (268,859)
   Proceeds from private
     equity offering                     267,165                     267,165
   Proceeds from notes payable,
     related party                             -             -         6,545
   Payments on notes payable,
     related party                             -             -        (6,545)
                                     ------------  ------------  ------------
     Net cash provided by financing
       activities                        432,995             -     5,912,817

Net increase (decrease) in cash and
 cash equivalents                       (545,389)   (1,869,150)        8,236
Cash and cash equivalents at
 beginning of period                     553,625     2,422,775             -
                                     ------------  ------------  ------------
Cash and cash equivalents at end of
 period                              $     8,236   $   553,625   $     8,236
                                     ============  ============  ============

Supplemental disclosure of cash flow
 information:
     Interest paid                   $     1,398   $         -   $     1,398
     Income taxes paid               $       938   $       624   $     4,849

Supplemental disclosure of non-cash
 investing and financing activities:
     Issuance of common stock for
       services                      $    57,916   $   380,829   $   500,678
     Issuance of common stock for
       patents and licenses          $         -   $    31,250   $    46,109
     Issuance of options and warrants
       for services                  $   382,200   $   510,254   $   864,659






     Conversion of convertible notes
       payable and accrued interest
       into common stock             $         -   $         -   $   936,137
     Expense associated with
       induced conversion of
       convertible debt              $   218,575   $         -   $   218,575

                              See accompanying notes.

                    DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

               Years Ended December 31, 2006 and 2005, and Period
               --------------------------------------------------
             From Inception on February 9, 1996 to December 31, 2006
             -------------------------------------------------------


1.       Description of Company and Nature of Business

Duska Therapeutics, Inc. ("Duska Therapeutics") is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania. Through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation ("Duska Scientific"), Duska Therapeutics focuses on the development of diagnostic and therapeutic products based on adenosine 5'- triphosphate (ATP), and ATP receptors related technologies. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists, have recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis and treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to "the Company" includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. ("Shiprock"). Prior to August 2004, Shiprock was engaged in very limited operations unrelated to the pharmaceutical industry. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the "Reorganization") through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. In connection with the Reorganization, Shiprock changed its name to "Duska Therapeutics, Inc.," replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than Duska Scientific's business of developing new products for the diagnosis or treatment of human diseases. All amounts in the accompanying financial statements have been restated to give effect to the 3-for-1 stock split described in Note 5 and the 1-for-20 reverse stock split described in
Note 9.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at December 31, 2006 of approximately $8.4 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management's plans in order to meet its operating cash flow requirements include the private placement financing event described in Note 9. The Company expects this funding, in addition to the cash and cash equivalents at December 31, 2006, to be sufficient to fund its current planned operations through June 2007, but additional capital will still be required to fund the Company's operations until such time, if ever, as the Company's income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

2.       Summary of Significant Accounting Policies

Development Stage Enterprise - The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to research and development. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Unless otherwise indicated, the carrying value of financial instruments as reported in the balance sheet approximate their fair values.

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Cash Concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment - Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals, and betterments are capitalized. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

Patents and Patent Application Costs - Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed as incurred rather than capitalized. During 2005, the Company recorded an expense of $63,963 related to the write-off of previously capitalized patents which is included in research and development expense.

Research and Development - Research and development costs related to future and present products are charged to expense as incurred.

Comprehensive Loss - For the years ended December 31, 2006 and 2005, and for the period from inception on February 9, 1996 to December 31, 2006, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

Restatement for Stock Split - All amounts in the accompanying financial statements have been restated to give effect to the 3-for-1 stock split described in Note 5, and, the stock split described in Note 9.

Net Income (Loss) Per Share - Basic and diluted income (loss) per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted income (loss) per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 652,893 and 799,778 shares at December 31, 2006 and 2005, respectively.

Income Taxes - Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-Based Compensation - Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company disclosed the pro forma net loss per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS
123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC's staff's position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the year ended December 31, 2006, 5,500 options were granted. For the year ended December 31, 2006, the Company recognized expense of $80,462 as a result of the adoption SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in increasing the operating loss, loss before taxes, and net loss by $80,462, with the resulting basic and diluted net loss per share of $1.81.

The options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options after January 1, 2006. The Company's assessment of the estimated compensation charges for these other options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to the Company's stock price volatility and expected employee stock option behavior.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 0% forfeiture rate based upon historical forfeitures. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for the period in which the forfeiture occurred

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

                                                              Year Ended
                                                             December 31,
-------------------------------------------------------------------------------
                                                            2006      2005
-------------------------------------------------------------------------------
 Weighted average fair value at date of grant for          $  4.60 $   43.60
 options granted during the period

 Risk-free interest rates                                     4.0%     4.00%
 Expected stock price volatility                              80%      50.0%
 Expected dividend yield                                      0.0%     0.0%

New Accounting Pronouncements -
       In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact that the adoption of FIN 48 will have on its financial condition and results of operations and concluded there will be no material adjustment as a result of the magnitude of the net operating loss carryforwards in relation to any uncertain tax positions.

      In July 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements." This statement provides guidance for using fair value to measure assets and liabilities, and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement will become effective for the Company as of January 1, 2007, and while expected to result in additional disclosures, is not expected to have a material effect on the Company's results of operations or financial condition.

      In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

      Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

      SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

      SAB 108 allows registrants to initially apply the dual approach either by
(1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

      The Company applied SAB 108 using the retroactive transition method in connection with the preparation of the Company's annual financial statements for the year ending December 31, 2006, and did not record any adjustments as a result.

      In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5,

"Accounting for Contingencies," when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently assessing the impact that this FSP may have in its financial statements.

      In February 2007, the FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

3.       Property and Equipment

Property and equipment at December 31 consist of the following:

                                            2006
                                            ----

        Computer equipment                 $9,390
        Furniture and equipment             1,367
                                           ------
                                           10,757
        Less accumulated depreciation      (7,829)
                                           ------
                                           $2,928
                                           ======

Depreciation expense amounted to $805 and $821 for the years ended December 31,
2006  and  2005,  respectively.   Depreciation  expense  for  the  period  from
inception on February 9, 1996 to December 31, 2005 amounted to $7,829.

4.       Convertible Notes Payable and Premium Finance Agreement

In August,  September  and  December  2006,  the  Company issued 8 one-year, 7%
convertible notes with detachable stock purchase warrants to accredited investors for a total of $250,000 in cash. The notes are convertible into 250,000 shares of our common stock, and the warrants can be exercised to purchase up to 129,167 shares of our common stock at a price of $3.00 per share at any time until 5 years from the date of issuance. Because the terms of the convertible notes included both detachable stock purchase warrants and a beneficial conversion feature, the relative fair values of the warrants and the debt were calculated, and debt discount was recorded for the warrants in the amount of $76,628. Additional debt discount for the beneficial conversion was recorded in the amount of $137,752. The debt discount was amortized over the life of the notes. Interest expense of $163,746 for 2006 includes $6,107 of coupon interest and $71,178 of debt discount amortization.

In December 2006 the Company offered an inducement to the holders to convert their debt to our common stock for an additional 375,000 shares and additional warrants to purchase up to 625,000 shares of our common stock at a price of $0.80 per share. As a result, four of the holders accepted this offer in December 2006. The Company has agreed to issue 225,000 additional shares of its common stock to these holders in addition to the 150,000 shares called for in the original terms of the notes. In addition, the Company issued 5 year warrants to purchase up to an additional 375,000 shares at an exercise price of $0.80 per share. In conjunction with the conversion, the company expensed the $85,063 of unamortized debt discount on the notes that were tendered for conversion, and recognized $218,575 of expense for the excess of the fair value of the securities issued as a result of the inducement over the fair value of the securities which would have been issuable under the original terms of the notes in accordance with SFAS 84.

In August 2006, the Company entered a premium finance agreement for insurance premiums. The premium finance agreement calls for 10 payments of $7,822, and bears an effective interest rate of 9.25%. $1,398 of interest was recorded for the premium finance agreement in 2006.

5.       Stockholders' Equity

The information included in this Note 5 is with respect to equity transactions by Duska Scientific prior to the Reorganization and is with respect to the Company commencing with the Reorganization.

Preferred Stock
The Company has 5,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Common Stock - Restatement for Stock Splits, Dividends and Recapitalization
All amounts in the Company's financial statements and footnotes have been retroactively restated to give effect to the following:

    --   a 1000:1 stock split in June 2000
    --   a  300%  stock  split up effected in the form of a dividend in October
         2001
    --   a 3:1 stock split in August 2004
    -- a recapitalization in August 2004, resulting in the par value of common stock changing from $.01 per share to $.001 per share
    --   a 1 for 20 reverse stock split in February 2007

Common Stock Transactions

In October 1999, the Company issued 189,480 shares of its common stock for services valued at $30,682.

In October 1999, the Company issued 375,000 shares of its common stock for $25,000 in cash.

In November 1999, the Company issued 35,520 shares of its common stock for $14,859 in patents and licenses.

In June 2000, the Company issued 8,400 shares of its common stock for $175,000 in cash.

In October 2000, the Company issued 5,250 shares of its common stock for $175,000 in cash.

In November 2001, the Company issued 49,200 shares of its common stock and warrants to purchase 135,000 shares of common stock at exercise prices ranging from $20.80 to $40.00 per share in exchange for $1,003,312 in cash. The warrants expired in October 2006.

In March 2004, the Company issued 26,665 shares of its common stock and warrants to purchase 2,665 shares of common stock in exchange for cancellation of outstanding convertible notes payable. The warrants expire in March 2009 and have an exercise price of $20.00 per share.

In March and April 2004, the Company sold 13,500 units at $20.00 per unit, with each unit consisting of one share of the Company's common stock and one warrant to purchase an additional two shares of common stock at $50.00 per share. The warrants expire in March 2009.

During May, June and July 2004, the Company received subscriptions for 183,375 units at $20.00 per unit, with each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $50.00 per share. The units were issued in August 2004 prior to the Reorganization.

In August 2004, in connection with the Reorganization (see Note 1), the Company issued 886,390 shares of its common stock to the holders of Duska Scientific's capital stock in exchange for all of the 886,390 shares of Duska Scientific common stock outstanding on the date of the Reorganization. In addition, outstanding common stock purchase warrants and stock options to purchase a total of 672,065 shares of Duska Scientific's common stock were cancelled in exchange for warrants and stock options to purchase the same number of shares of the Company's common stock at the same exercise prices and otherwise on the same terms as the Duska Scientific stock options and warrants that were cancelled.

As more fully described in Note 7, in November 2004 the Company issued to designees of Cato Research Ltd. ("Cato") 25,000 shares of its common stock and warrants to purchase 25,000 shares of its common stock at $50.00 per share pursuant to an agreement whereby Cato is providing certain services. The warrants expire in August 2007. During 2006 and 2005 a total of 2,896 and 19,041 shares and warrants, respectively, were released from escrow in payment for services performed by Cato. As of December 31, 2006, 3,063 shares and warrants remained in escrow pending receipt of invoices for services performed by Cato (see Note 7) and such shares are not included in the financial statements as outstanding as of December 31, 2006. As additional compensation for Cato, in November 2004 the Company issued to Cato's designees additional warrants to purchase a total of 4,950 shares of its common stock. These additional warrants have an exercise price of $20.80 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; the Company recorded an expense of $43,683 in 2004 associated with the issuance of these warrants.

In June 2005, the Company entered into an agreement whereby it acquired exclusive rights to proprietary technology aimed at development of a potential new therapeutic treatment of glaucoma. The Company issued 1,250 shares of its common stock to the owners of the technology in connection with the agreement. Such shares were valued at $31,250 and were recorded as research and development expense.

In October 2005, the Company recorded $485,000 of expense associated with the vesting of a stock purchase warrant issued to a public relations and advertising firm for services associated with the Company's public and investor relations program.

During 2005, the Company recorded $25,255 of expense associated with the vesting of stock options issued to members of its Scientific Advisory Board and other consultants for services rendered during the period.

On March 6, 2006, the Company entered into subscription agreements with certain accredited investors providing for the purchase of 400,000 shares of its common stock at an aggregate purchase price of $2,000,000, or $5.00 per share. The investors placed $550,000 on deposit with the escrow agent and sent checks for $1,450,000, for a total of $2,000,000, with the funds and checks to be released to the Company if and when a registration statement covering the resale of such shares was declared effective.

On April 19, 2006, the Securities and Exchange Commission declared the registration statement covering the resale of such shares effective.

In June 2006, the Company learned that certain of the investors would not honor their commitments under the subscription agreements after a total of $1 million in funds had cleared. As a result, the Company offered those investors who had sent funds to the Company the option to rescind their subscriptions. A small number of the investors decided to reaffirm their commitment to purchase 26,000 shares for $130,000, and the Company refunded $870,000 in July 2006.

Stock Option Plan

In 2004, the Board of Directors of the Company adopted the 2004 Equity Incentive Plan for the grant of qualified incentive stock options (ISO) and non-qualified stock options. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Plan, 300,000 shares are reserved for issuance.

The following summarizes the activity of the Company's stock options for the year ended December 31, 2006:


                                                   Weighted
                                  Weighted          Average
                                   Average         Remaining     Aggregate
                                  Exercise        Contractual    Intrinsic
                        Shares      Price            Term          Value
Number of shares
 under option:
 Outstanding at         262,250   $    22,00
 January 1, 2006
 Granted                  5,500         4.60
 Exercised                    -          -
 Canceled or expired    (39,350)        20.80
                      ----------  -----------      ---------     ----------
 Outstanding at
 December 31, 2006      228,400   $    $21.20           2.24     $     $0.0
                      ----------  -----------      ---------     ----------
 Exercisable at         220,525   $    $21.40           2.24     $     $0.0
 December 31, 2006

The following summarizes the activity of the Company's stock options that have not vested for the year ended December 31, 2006:

                                   Shares    Weighted Average Fair Value
                                -------------------------------------------
 Nonvested at December 31, 2005     11,675   $                    $26.40
 Granted                             5,500                          4.60
 Vested                              9,300                         16.60
                                -------------------------------------------
 Nonvested at December 31,2006       7,875   $                     22.20
                                -------------------------------------------
The fair value of non-vested options to be recognized in future periods was $82,292.

Warrants Outstanding

As of December 31, 2006, warrants to purchase 1,831,694 shares of common stock at prices ranging from $0.80 to $50.00 were outstanding. As of December 31, 2006, all of such warrants were exercisable and expire at various dates through 2011.

6.       Income Taxes

For income tax purposes, the Company and its subsidiary have an aggregate of approximately $7,671,000 of net operating loss carryforwards available to offset against future federal taxable income, subject to certain limitations. Such losses begin to expire in 2019. State income tax loss carryforwards start to expire in the year 2009.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                              --------------------------------
                                                    2006            2005
                                              --------------------------------
 Deferred tax assets:
  Net operating loss carryforward                $2,924,414      $2,153,270
  Research and development credit carryforward       53,489          53,489
  Depreciation and other                            (16,169)          4,746
  Total deferred tax assets                       2,961,734       2,211,505

 Deferred tax liabilities                                -                -

 Net deferred tax assets                          2,961,734       2,211,505
 Valuation allowance                             (2,961,734)     (2,211,505)
                                              --------------------------------
                                              $           -    $          -
                                              --------------------------------

The Company's net deferred tax asset is fully offset by a valuation allowance. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the remaining net deferred tax assets will be recognized in the future.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                     Federal income tax rate    34.0%
                     Current year losses       (34.0)
                                               ------
                     Effective income tax rate   0.0%
                                               ======

7.       Commitments and Contingencies

Leases - The Company leases the office used for its operations under a lease agreement on a month-to-month basis. As of December 31, 2006, monthly rent expense amounted to $1,700. Rent expense amounted to $20,857, $24,647and $87,516 for the years ended December 31, 2006 and 2005, and for the period from inception on February 9, 1996 to December 31, 2006, respectively.

Clinical Research Agreement * In February 2004, the Company entered into an agreement with Cato Research Ltd. ("Cato") under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace(TM) (the "Cato Agreement"). Under the terms of the Cato Agreement, which was amended and restated in November 2004, the Company and Cato agreed that up to $500,000 of the compensation due to Cato for its services would be paid by the Company issuing to Cato (or its designees) 25,000 units of the Company's securities (the "Cato Units"). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $50 per share. The warrants expire in August 2007.

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace(TM) will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 25,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. During 2006 and 2005 a total of 21,937 shares and warrants were released from escrow in payment for services performed by Cato during 2004, 2005 and 2006. As of December 31, 2006, 3,063 shares and warrants remained in escrow pending receipt of invoices for services performed by Cato.

8.       Related Party Transactions

During 2005, Sanford J. Hillsberg served as the Company's corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company's corporate law firm during that period. During 2005, the Company paid Troy & Gould $172,998 for legal services. Mr. Hillsberg served as the Company's corporate Secretary during 2005. During 2005, Mr. Hillsberg was paid $5,000 for the services he rendered as the Company's Vice President and Corporate Secretary during 2003. During 2005, Mr. Hillsberg earned $25,000 for the services he rendered as corporate Secretary. As of December 31, 2006, amounts owed to Mr. Hillsberg for services rendered during 2005 and 2006 totaled $5,780.

From the beginning of January through December 5, 2005, Dr. Manfred Mosk served as the Company's non-executive Chairman of the Board. Dr. Mosk is the controlling shareholder of Technomedics Management & Systems, Inc, which provides the consulting services of Dr. Mosk to the Company. During 2005, Technomedics Management & Systems, Inc., was paid $30,000 for the services Dr. Mosk rendered as interim part-time Chief Executive Officer and Chairman during 2003. During 2005, Technomedics Management & Systems, Inc., earned $64,167 for the services Dr. Mosk rendered as non-executive Chairman of the Board. As of December 31, 2006, amounts owed to Technomedics Management & Systems, Inc. for services rendered during 2005 totaled $5,833.

In 2005 and 2006, Dr. David Benditt, one of our directors, served as a consultant to the Company for which he was paid a fee of $700 per month. As of December 31, 2006, amounts owed to Dr. Benditt for consulting services totaled $9,800.

9.       Subsequent Events

Effective January 25, 2007, Duska Therapeutics, Inc. (the "Company") entered into Letter Agreements (the "Agreements") with certain investors (the "Investors"). The Agreements set forth the Company's agreement to sell to the Investors and the Investors' agreement to purchase from the Company an aggregate of 750,000 Units (each Unit consisting of one share of common stock and one warrant to purchase a share of common stock at an exercise price $0.80 per warrant) at a purchase price of $0.40 per Unit (the "Units"). The sale and issuance of the securities underlying the Units resulted in $300,000 in aggregate consideration to the Company.

At the time of the issuance of the securities underlying the Units, the shares of common stock and the shares of common stock reserved for issuance in the event of the exercise of the warrants were unregistered. The Company, however, has agreed with the Investors to use its commercially reasonable best efforts to registers the securities underlying the Units, all in accordance with the terms set forth in the Agreements.

On January 15 and 25, 2007, the remaining holders of the Company's convertible debt tendered their notes for conversion under the terms of the inducement offered by the Company in December. As a result, the Company agreed to issue 150,000 shares of its common stock, in addition to the 100,000 shares specified in the original terms of the notes, and additional five-year warrants to purchase up to 250,000 shares at an exercise price of $0.80 per share. As a result of this conversion, the Company will expense the remaining $57,007 of unamortized debt discount, and recognize $136,397 of expense related to the fair value of the securities issuable over the fair value of the securities originally issuable under the original terms of the notes.

On February 12, 2007, the Company entered a Legal Administrative option agreement with the Law Offices of Thomas C. Cook, Ltd under which the Company obtained legal advice and counsel with respect to matters pertaining to securities law for a period of six months in return for a retainer of $10,000 per month, to be funded through the issuance of options at $0.001 per share.

Effective February 28, 2007, the Company agreed to effect a 1 for 20 reverse split of the Company's stock. The split was completed on March 26, 2007, and the Company's stock began to trade that day under the ticker symbol "DSKA." The share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

Under a letter agreement with Dr. Daniel Flamming, the Company agreed to pay $50 per patient for data used by its CRO upon notification to the Company that the compilation of the data provided by Dr. Flammang has been completed.
That notification was received on April 3, 2007, which created a liability for $9,350.

 Exhibit Number Description
 -------------- -----------
      2.1 Agreement and Plan of Reorganization, dated as of February 2, 2003, by and among Shiprock, Inc., Shiprock Subsidiary, Inc., Tommy J. Gropp and Duska Scientific Co., Incorporated by reference to the Company's definitive Information Statement on
                Schedule 14-C filed with the Securities and Exchange Commission on July 28, 2004.
      2.2 Amendment to Agreement and Plan of Reorganization, dated as of June 30, 2004, by and among Shiprock, Inc., Shiprock Subsidiary, Inc., Tommy J. Gropp, Michael Artis and Duska Scientific Co., Incorporated by reference to the Company's definitive Information Statement on Schedule 14-C filed with the Securities and Exchange Commission on July 28, 2004.
      3.1       Articles of Incorporation, filed on Form 10SB July 26, 2001.
      3.2 Certificate of Amendment to the Articles of Incorporation, filed in Current Report on Form 8-K on August 26, 2004.
      3.3 Amended and Restated Bylaws, filed in Current Report on Form 8-K on September 3, 2004.
      4.1 Form of Common Stock certificate filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.2 Form of Warrant, dated August 30, 2004, for the purchase of common stock issued to the purchasers of the units in Duska Scientific's August 2004 private placement exchanged for warrants of Duska Therapeutics filed in Current Report on Form 8-K on September 3, 2004.
      4.3 Form of Warrant, dated August 30, 2004 for the purchase of common stock issued to the purchasers of the units in Duska Scientific's April 2004 private placement exchanged for warrants of Duska Therapeutics filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.4 Form of Warrant for the purchase of common stock issued in Duska Scientific's 2004 note conversion exchanged for warrants of Duska Therapeutics filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.5 "A" Warrant to purchase common stock issued to the John N. Kapoor Trust filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.6 "B" Warrant to purchase common issued to the John N. Kapoor Trust, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.7 Form of Warrant for the purchase of common stock issued to Cato Holding Company and affiliates, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.8 Form of Registration Rights Agreement, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

      4.9 Form of Warrant for the purchase of common stock issued to the purchasers of the units in Duska Scientific's 2002 private placement exchanged for warrants of Duska Therapeutics filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.10 Form of Warrant for the purchase of common stock issued to the placement agents for Duska Scientific's bridge financing exchanged for warrants of Duska Therapeutics, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.11 Form of Warrant for the purchase of common stock issued to the placement agents for Duska Scientific's August 2004 private placement exchanged for warrants of Duska Therapeutics, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.12 Form of Warrant for the purchase of common stock issued to affiliates of Cato Holding Company, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
      4.13 Form of Warrant for the purchase of common stock issued to Fountainhead Holdings, Inc. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.1 Amended and Restated Master Services Agreement effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd., and letter amendment effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.2 Agreement, dated April 30, 2004, between Duska Scientific Co. and CooperSurgical Inc. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.3 Collaboration Agreement, dated April 22, 2003, between Duska Scientific Co. and Medtronic, Inc. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.4 Agreement, dated September 1, 2004, between Duska Therapeutics, Inc. and Amir Pelleg, Ph.D., filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.5 Agreement, dated February 16, 2004, between Duska Scientific Co. and Mark Reynolds filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.6 Lease and Service Agreement, dated November 27, 2001, between Duska Scientific Co. and American Executive Centers, Inc. and extensions thereof. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.7 License and Assignment Agreement, dated November 15, 1999, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

     10.8 License Agreement dated as of November 15, 1999, among Duska Scientific Co., Dr. Francesco DiVirgilio and Dr. Carlo Foresta, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
     10.9 Development and Assignment Agreement, dated as of August 23, 2003 among Duska Scientific Co., Dr. Francesco DiVirgilio, Dr. Davide Ferrari and Dr. Roberto Baricodi, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.10 Assignment Agreement, dated as of December 18, 2003, between Duska Scientific Co. and Dr. Amir Pelleg, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.11 Assignment, dated as of December 14, 2001, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.12 Form of Agreement entered into between Duska Scientific Co. and Sanford J. Hillsberg effective September 1, 2004, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.13 Agreement between Duska Therapeutics, Inc. and Marie Sciocchetti effective January 1, filed on Form 10-QSB filed on May 16, 2005.
    10.14 Development and Assignment Agreement by and between Drs. Francesco DiVirgilio, Lucia Galli and Valentina Resta, and Duska Scientific Co., dated March 8, 2005, on Form 10-QSB filed on August 15, 2005.
    10.15 Amendment to Letter of Engagement and Work Authorization by and between Duska Therapeutics, Inc. and Investor Relations International, dated February 3, 2006, filed in Current Report on Form 8-K on February 13, 2006.
    10.16 Form of Agreement entered into between Duska Scientific Co. and Technomedics Management & Systems, Inc. effective September 1, 2004.
    10.17 Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.18 Form of Non-Qualified Stock Option Agreement under 2004 Equity Incentive Plan filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.19 2004 Equity Incentive Plan, filed on Form S-8 (File No. 333-15063) on May 19, 2005.
    10.20 Option issued to Triax Capital Management, Inc. on August 23, 2004, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    10.21 Agreement between Duska Therapeutics, Inc. and Technomedics Management & Systems, Inc. effective September 1, 2004.
    21.1 List of Subsidiaries, filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
    31.1* Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.1*       Certifications of the Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1* Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2* Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

* this filing