Form 10QSB
period 2007-03-31
DUSKA THERAPEUTICS, INC.
filed 2007-05-21
CIK 1127842

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 000-33023

                             DUSKA THERAPEUTICS, INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

              Nevada                                  86-0982792
 ---------------------------------       ------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 Two Bala Plaza
                    Suite 300
                 Bala Cynwyd, PA                             19004
     ----------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:   (610) 660-6690
                                                           --------------

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

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of May 21, 2006: 2,489,521

                             DUSKA THERAPEUTICS, INC.
                             ------------------------

                                   Form 10-QSB
                                   -----------



                                Table of Contents
                                -----------------


                                                                           Page
                                                                           ----

PART I.      FINANCIAL INFORMATION

Item 1    Financial Statements:
            Consolidated Balance Sheets                                       3
            Consolidated Statements of Operations                             4
            Consolidated Statements of Stockholders' Equity (Deficit)         5
            Consolidated Statements of Cash Flows                             7
            Notes to Consolidated Financial Statements                        8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

Item 3    Controls and Procedures                                            20

PART II.     OTHER INFORMATION

Item 2    Changes in Securities and Small Business Issuer Purchase
          of Equity Securities                                               21

Item 6    Exhibits                                                           21

SIGNATURES                                                                   22

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                      DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEETS


CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      2007           2006
                                                   -----------  --------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $   94,633   $       8,236
   Restricted cash                                          -         268,859
   Prepaid expenses & other current assets             55,861          78,987
                                                   -----------  --------------

     Total current assets                             150,494         356,082

Property and equipment, net                             2,746           2,928

Other assets                                            1,500           1,500
                                                   -----------  --------------

     Total assets                                  $  154,740   $     360,510
                                                   ===========  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses           $  413,853   $     384,937
   Accrued officers' salaries                          66,613          66,613
   Accrued consulting fees                             34,400          30,800
   Accrued clinical expenses and other
    accrued expenses                                   22,965          22,954
   Accrued stock units issuable                        27,867          22,793
   Notes payable                                       23,107          45,689
   Convertible notes payable, net of debt discount          -          42,993
   Convertible notes payable in process of conversion       -         370,401
   Escrow obligation                                        -         267,165
                                                   -----------  --------------
     Total current liabilities                        588,805       1,254,345

Commitments and contingencies

Stockholders' deficit
   Preferred Stock, $.001 par value, 5,000,000              -               -
    shares authorized, no shares issued and
    outstanding
   Common stock, $.001 par value, 50,000,000            2,490           1,051
    shares authorized; 2,489,521 and 1,050,577
    shares outstanding at March 31, 2007 and
    December 31, 2006
   Additional paid-in capital                       8,518,913       7,530,197
   Deficit accumulated during the
    development stage                              (8,955,468)     (8,425,083)
                                                   -----------  --------------

     Total stockholders' deficit                     (434,065)       (893,835)
                                                   -----------  --------------

     Total liabilities and stockholders' deficit   $  154,740   $     360,510
                                                   ===========  ==============

                            See accompanying notes.

                     DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     From
                                                                 Inception on
                                          Three Months Ended      February 9,
                                               March 31,            1996 to
                                       ------------------------    March 31,
                                           2007         2006         2007
                                       ------------  ----------  ------------
Revenues                               $         -   $       -   $         -

Operating expenses:
   Research and development                 89,642     262,963     3,512,862
   General and administrative              247,090     569,193     4,705,089
                                       ------------  ----------  ------------
                                           336,732     832,156     8,217,951

Loss from operations                      (336,732)   (832,156)   (8,217,951)

Other income (expense)
   Interest income                           1,058       4,404        85,886
   Interest expense                        (58,314)                 (468,432)
   Loss on induced conversion of
    convertible debt                      (136,397)          -      (354,971)
                                       ------------  ----------  ------------
                                          (193,653)      4,404      (737,517)
                                       ------------  ----------  ------------

Net loss                               $  (530,385)  $(827,752)  $(8,955,468)
                                       ============  ==========  ============

Net loss per share (basic and diluted) $     (0.30)  $   (0.85)  $    (11.20)
                                       ============  ==========  ============

Weighted average number of shares
 outstanding - basic and diluted         1,785,151     976,682       799,486
                                       ============  ==========  ============

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






                    DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (continued)


                                                       Deficit
                                                     Accumulated
                           Common Stock   Additional   During        Total
                         ----------------  Paid-In   Development Stockholders'
                          Shares   Amount  Capital      Stage       Deficit
                         --------- ------ ---------- ------------ ------------
Balance at December 31,
2004                       956,390    956  5,814,462  (3,665,067)   2,150,351

Issuance of stock
for services in
March 2005                   6,652      7    133,039           -      133,046

Issuance of stock
for services in
May 2005                     3,514      4     70,277           -       70,281

Issuance stock
for licenses and
patents in June
2005                         1,250      1     31,249           -       31,250

Issuance of stock
for services in
June 2005                    2,342      2     46,852           -       46,854

Issuance of
warrants for
services in
October 2005                     -      -    485,000           -      485,000

Issuance of stock
for services in
December 2005                6,533      7    130,641           -      130,648

Expense
associated with
vesting of stock
options during 2005              -            25,255                   25,255

Net loss for the
year ended
December 31, 2005                -      -          -  (2,759,774)  (2,759,774)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2005                       976,681    977  6,736,775  (6,424,841)     312,911

Expenses associated with
vesting of stock options
during 2006                             -     80,462           -       80,462

Issuance of warrants for
services in February 2006        -      -    301,737           -      301,737

Issuance of stock in
private placement in
April 2006                  26,000     26    129,974           -      130,000

Issuance of stock for
services in June 2006        2,896      3     57,914           -       57,917

Exercise of warrants in
May 2006                    45,000     45      8,955           -        9,000

Debt discount on note and
warrant purchase agreements
issued in August and
September 2006                               200,000                  200,000

Debt discount on note and
warrant purchase agreements
issued in December 2006                       14,380                   14,380

Net loss for the year ended
December 31, 2006                -      -          -  (2,000,242)  (2,000,242)
                         --------- ------ ---------- ------------ ------------

Balance at December 31,
2006                     1,050,577  1,051  7,530,197  (8,425,083)    (893,835)

Conversion of convertible
debt in January 2007
(unaudited)                636,999    637    609,033           -      609,670

Issuance of common stock
for cash February 2007
(unaudited)                800,000    800    319,200           -      320,000

Issuance of shares for
rounding on reverse split
(unaudited)                  1,945      2         (2)          -            -

Expenses associated with
vesting of stock options
(unaudited)                      -      -     60,485                   60,485

Net loss for the three
months ended March 31,
2007 (unaudited)                 -      -          -    (530,385)    (530,385)
                         --------- ------ ---------- ------------ ------------

Balance at March 31,
2007 (unaudited)         2,489,521 $2,490 $8,518,913 $(8,955,468) $  (434,065)
                         ========= ====== ========== ============ ============

                              See accompanying notes.

                    DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     From
                                                                 Inception on
                                          Three Months Ended      February 9,
                                               March 31,            1996 to
                                       ------------------------    March 31,
                                           2007         2006         2007
                                       ------------  ----------  ------------
Cash flows from operating activities:
   Net loss                            $  (530,385)  $(827,752)  $(8,955,468)
   Adjustments to reconcile
    net loss to net cash used in
    operating activities
     Depreciation                              182         208         8,011
     Issuance of common stock and
      warrants for services                      -           -       500,678
     Issuance of options and warrants
      for services                          60,485     368,468       996,622
     Amortization of debt discount          57,007                   214,380
     Write-off of patent and licenses            -           -        63,963
     Warrant issuance costs associated
      with conversion of convertible
      notes payable                              -           -       190,846
     Conversion of debt into equity        136,780                   355,355
     Changes in assets and liabilities
       Prepaid expenses and other
        current assets                      23,126      22,119       (55,861)
       Restricted cash                     268,859    (550,000)      268,859
       Deposits                                  -           -        (1,500)
       Accounts payable                     28,916     718,918       413,853
       Accrued payroll                           -      19,113        66,613
       Other accrued expenses               11,174           -        85,232
       Escrow obligation                  (267,165)          -      (207,324)
                                       ------------  ----------  ------------
     Net cash used in operating
      activities                          (211,021)   (248,926)   (6,055,741)

Cash flows from investing activities:
  Payments to acquire property and
   equipment                                     -        (106)      (10,757)
  Payments to develop patents                    -           -       (49,104)
                                       ------------  ----------  ------------
     Net cash used in investing
      activities                                 -        (106)      (59,861)

Cash flows from financing activities:
  Net proceeds from sale of common stock   320,000           -     5,429,822
  Proceeds from exercise of warrants             -           -         9,000
  Proceeds from issuance of notes payable        -           -        75,000
  Proceeds from issuance of convertible
   notes                                         -           -       750,000
  Payments on notes payable                (22,582)                  (51,893)
  Restricted cash for equity to
   be issued                                                        (268,859)
  Proceeds from private offering of
   stock subscription                                                267,165
  Proceeds from notes payable, related
   party                                         -           -         6,545
  Payments on notes payable, related
   party                                         -           -        (6,545)
                                       ------------  ----------  ------------
     Net cash provided by financing
      activities                           297,418           -     6,210,235

Net increase (decrease) in cash and
 cash equivalents                           86,397    (249,032)       94,633
Cash and cash equivalents at
 beginning of period                         8,236     553,625             -
                                       ------------  ----------  ------------

Cash and cash equivalents at end
 of period                             $    94,633   $ 304,593   $    94,633
                                       ============  ==========  ============

Supplemental disclosure of cash flow
 information:
   Interest paid                       $         -   $       -   $         -
                                       ============  ==========  ============
Income taxes paid                      $         -   $       -   $     3,911
                                       ============  ==========  ============

Supplemental disclosure of non-cash
 investing and financing activities
Issuance of common stock for services  $         -   $       -   $   411,512
Issuance of common stock for patents
 and licenses                          $         -   $       -   $    46,109
Issuance of options and warrants for
 services                              $    60,485   $ 401,838   $   996,622
Conversion of convertible notes payable
 and accrued interest into common
 stock                                 $   250,000   $       -   $   805,526


                            See accompanying notes.

                   DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2007
                                 (Unaudited)



1.   Description of Company and Basis of Preparation

Duska Therapeutics, Inc. ("Duska Therapeutics") is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania that carries out all its operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation ("Duska Scientific"). Reference herein to "the Company" includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise The Company focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5'-triphosphate (ATP), and its receptors. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidneys, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists provide a rationale for the potential development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. ("Shiprock"). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the "Reorganization") through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As apart of the Reorganization, Shiprock changed its name to "Duska Therapeutics, Inc.," replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than the Company's business of developing new products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at March 31, 2007 of approximately $9 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management's plans in order to meet its operating cash flow requirements include the private placement financing event described in Note 7. The Company expects this funding, in addition to the cash and cash equivalents at March 31, 2007, to be sufficient to fund its current planned operations through August 2007, but additional capital will still be required to fund the Company's operations until such time, if ever, as the Company's income can sustain its operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to research and development. Since inception, all losses accumulated have been considered as part of the Company's drug development stage activities.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10?QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in its Form 10-KSB filed with the SEC on April 16, 2007. The Company's operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.


2.   Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled 2,033,094 and 654,7781 shares at March 31, 2007 and 2006, respectively.


3.   Stockholders' Equity

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace(TM) will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 25,000 Cato Units, to be held in escrow by the Company and released periodically as the Company receives invoices for services performed by Cato. As of March 31, 2007, the Company has released 21,937 Cato Units from escrow, and estimates that an additional $27,867 has been earned by Cato pursuant to the Cato Agreement, which will be paid through the release of 1,394 Cato Units from escrow.

Effective January 25, 2007, the Company entered into Letter Agreements (the "Agreements") with certain investors (the "Investors"). The Agreements set forth the Company's agreement to sell to the Investors, and the Investors' agreement to purchase from the Company, an aggregate of 800,000 Units (each Unit consisting of one share of common stock and one warrant to purchase a share of common stock at an exercise price $0.80 per share) at a purchase price of $0.40 per Unit (the "Units"). The sale and issuance of the securities underlying the Units resulted in $320,000 in aggregate consideration to the Company. The relative fair value of the warrants amounted to $153,785 and was charged to additional paid-in capital.

At the time of the issuance of the securities underlying the Units, the shares of common stock and the shares of common stock reserved for issuance in the event of the exercise of the warrants were unregistered. The Company, however, has agreed with the Investors to use its commercially reasonable best efforts to register the securities underlying the Units, all in accordance with the terms set forth in the Agreements.

On January 15 and 25, 2007, the remaining holders of the Company's convertible debt tendered their notes for conversion under the terms of the inducement offered by the Company in December 2006. As a result, the Company agreed to issue 150,000 shares of its common stock, in addition to the 100,000 shares specified in the original terms of the notes, and additional five-year warrants to purchase up to 250,000 shares at an exercise price of $0.80 per share. As a result of this conversion, the Company expensed the remaining $57,007 of unamortized debt discount, and recognized $136,397 of expense related to the fair value of the securities issued over the fair value of the securities originally issable under the original terms of the notes.

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

4.   Related Party Transactions

During 2005, Sanford J. Hillsberg was the Company's corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company's corporate law firm during that period. Legal expense generated from Troy & Gould for the three months ended March 31, 2006 amounted to $16,197. Included in accounts payable and accrued expenses at March 31, 2006 is $33,304 due to Troy & Gould for legal fees. Mr. Hillsberg resigned from the Board of Directors and as corporate Secretary on January 25, 2006. In the three months ended March 31, 2006, Mr. Hillsberg earned $1,613 for his services as corporate Secretary.
As of March 31, 2007, remaining amounts owed to Mr. Hillsberg for services totaled $5,779.

During 2005, until his resignation in December 2005, Dr. Manfred Mosk served as the Company's non-executive Chairman of the Board. Dr. Mosk is the controlling shareholder of Technomedics Management & Systems, Inc, which provided the consulting services of Dr. Mosk to the Company. Dr. Mosk served as the Chairman of the Company from 1999 through December 7, 2005 and as the part-time interim Chief Executive Officer during 2003. As of March 31, 2007, remaining amounts owed for Dr. Mosk's services totaled $5,833.

5.   Stock-Based Compensation

On February 12, 2007, the Company entered a Legal Administrative option agreement with the Law Offices of Thomas C. Cook, Ltd under which the Company obtained legal advice and counsel with respect to matters pertaining to securities law for a period of six months in return for a retainer of $10,000 per month, to be funded through the issuance of options with an exercise price of $.001 per share.

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model for grants made during the first quarter of 2007:

     Dividend yield              0.00%
     Expected volatility        30.40%
     Risk-free interest rate     4.49%
     Expected life of option    5 months


No options were exercised or cancelled during the three months ended March 31, 2007. As of March 31, 2007, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, and the related fair value of $80,710 has not been expensed. No expense has been recognized for those awards. Options for 100,375 shares vested during the three months ended March 31, 2007.

6.   New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 in January, 2007, and determined that there was no material impact on our financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, "Accounting for Contingencies," when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company adopted this FSP as of January, 2007, and it did not have a material effect on our results of operations or financial condition

In February 2007, the FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.


7.   Subsequent Events

On April 6, 2007, the Company authorized a subscription of 833,333 units at a purchase price of $0.30 per unit, each unit consisting of 1 share of stock and two five-year warrants. The A warrants are exercisable at a price of $0.30 per share, and the B warrants are exercisable at a price of $0.60 per share during the first year, increasing by $0.10 per share each year thereafter. The Company also authorized issuance of up to 6,000,000 units at $0.50 each consisting of 1 share of common stock and one five-year warrant exercisable at $0.60 per share during the first year, increasing by $0.10 per share each year thereafter. The warrant may be called when the trading price of the common stock equals or exceed $1.50 per share for twenty (20) consecutive trading days. The Company is in the process of completing the private offering subscription for the 833,333 units, which is expected to close in the second quarter of 2007.

Item 2. -- Management's Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" beginning on page 16.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.


Overview

On August 30, 2004, we completed a merger in which Duska Scientific Co. ("Duska Scientific"), through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited landscaping and irrigation operations). In connection with the merger, we changed our name to "Duska Therapeutics, Inc.", replaced our officers and directors with those of Duska Scientific, ceased our landscaping business and moved our offices to Bala Cynwyd, Pennsylvania. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of two current product candidates and two proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-KSB for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See our Note 1 in our unaudited consolidated financial statements for the three month period ended March 31, 2007, as set forth herein.

New Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, "Accounting for Contingencies," when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted this FSP as of January, 2007, and it did not have a material effect on our results of operations or financial condition

In February 2007, the FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

Results of Operations

We recorded a net loss of $530,385 for the three month period ended March 31, 2007 as compared to a loss of $827,752 for the same period in 2006.

General and administrative expenses were $247,090 during the three month period ended March 31, 2007, as compared to $569,193 for the same period in 2006. General and administrative expenses consist principally of officers' salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in 2006 is primarily attributable to recognizing stock-based compensation expense of $368,468 to directors and consultants as required under SFAS No. 123(R), which was only $60,485 in 2007.

Research and development expenses were $89,642 during the three month period ended March 31, 2007, as compared to $262,963 for the same period in 2006. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace(TM) and ATPotent(TM). The decrease from 2006 to 2007 is attributable to the completion of preclinical development of ATPotent and the suspension of Phase II clinical trials for ATPace(TM), offset by the development work on a 503(b)(4) application for ATPace(TM). During the three month period ended March 31, 2006, we recorded $12,684 of expense associated with the Cato Agreement, which was included in research and development expense, of which $5,073 will be satisfied through the release of Cato Units from escrow.

Interest income was $1,058 during the three month period ended March 31, 2007, as compared to $4,404 for the same period in 2006. The variance generally corresponds to fluctuating cash balances. We did not incur any interest expense during the three month period ended March 31, 2006; for the three month period ended March 31, 2007, we incurred $58,314 of interest expense, the majority of which was related to the amortization of debt discount on the convertible notes issued in the third and fourth quarters of 2006. We also incurred $136,397 of expense related to the sweetened terms to the convertible debt holders to induce conversion of that debt to common stock.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $94,633, compared to $8,236 at December 31, 2006. Negative working capital totaled $438,311 at March 31, 2006, compared to negative working capital of $898,263 at December 31, 2006. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6.3 million of equity securities and convertible debt issues.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations and the closing of the Private Placement, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures through approximately the end of August 2007. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we believe that we will need to obtain at least $2,000,000 of additional funds to fund our planned operations through August 2008. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

In their report dated April 13, 2007, and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $8.4 million that existed as of December 31, 2006. As of March 31, 2007, we had an accumulated deficit of approximately $9 million. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor's report could materially limit our ability to raise additional capital.

As of March 31, 2007, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At March 31, 2007, such obligations would have amounted to approximately $4,228.

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


Risk Factors

In addition to the other information set forth in this Form 10-QSB, you should carefully consider the factors discussed in Part II, Item 6, subsection "Risk Factors" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 6, subsection "Risk Factors" to Part II of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Risks Related To Our Business

We have never generated any revenues, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable, and as a result, we may have to cease operations and liquidate our business.

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the fiscal quarters ended March 31, 2007, 2006 and 2005, we had net losses of approximately $530,385, $827,752 and $447,662, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 13, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $8,425,000 as of December 31, 2006. As of March 31, 2007, we had an accumulated deficit of approximately $8,955,000. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor's report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate $6,400,000 of net proceeds since 1996. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances will only be sufficient to fund our planned level of operations through approximately August 2007. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace(TM) and ATPotent(TM), and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen(TM), Ocuprene(TM), and Aspirex(TM) and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace(TM) alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent(TM), and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent(TM) and acquire a marketing license for this product candidate (see "Business-Strategic Alliances-CooperSurgical, Inc."). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen(TM) and Ocuprene(TM), will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen(TM) drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Item 3. -- Controls and Procedures

Our President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 2 -- Changes in Securities and Small Business Issuer Purchase of Equity Securities

The Company's Board of Directors and a majority of shareholders approved a reverse stock split for Duska's common stock which took effect on March 26, 2007. This corporate action reversed the Company's stock on a one for twenty (1:20) basis. No shareholder was reduced below 100 shares. Following the reverse split, the Company's stock symbol changed from DSKT to DSKA. The Company's stock is traded on the NASD OTC-Bulletin Board.

On May 3, 2007 the Company filed a Registration Statement on Form S-8 to register 175,000 common shares for a Legal/Administrative Option Plan.


Item 6. -- Exhibits

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

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DUSKA THERAPEUTICS, INC.
                                        -------------------------------------
                                        (Registrant)


Date:  May 21, 2007                     By: /s/ Wayne R. Lorgus
                                            ---------------------------------
                                                Wayne R. Lorgus
                                                Chief Financial Officer
                                                (duly authorized officer
                                                and principal financial
                                                officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit Number    Description
-----------------------------------------------------------------------------

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