Form 10QSB
period 2007-06-30
DUSKA THERAPEUTICS, INC.
filed 2007-08-15
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of August 10, 2007: 3,471,738

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,350	$8,236
Restricted cash	—	268,859
Prepaid expenses & other current assets	28,475	78,987

Total current assets	88,825	356,082

Property and equipment, net of accumulated depreciation	2,563	2,928

Other assets	1,500	1,500

Total assets	$92,888	$360,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$349,667	$384,937
Accrued salaries	70,000	66,613
Accrued consulting fees	45,000	30,800
Accrued clinical expenses and other accrued expenses	22,965	22,954
Accrued stock units issuable	27,867	22,793
Notes payable	—	45,689
Convertible notes payable, net of debt discount	—	42,993
Convertible notes payable in process of conversion	—	370,401
Escrow obligation	—	267,165

Total current liabilities	515,499	1,254,345

Commitments and contingencies

Stockholders’ deficit:

Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value, 50,000,000 shares authorized; 3,471,718 and 1,050,577 shares outstanding at March 31, 2007 and December 31, 2006	3,472	1,051
Additional paid-in capital	8,797,687	7,530,197
Deficit accumulated during the development stage	(9,223,770)	(8,425,083)

Total stockholders’ deficit	(422,611)	(893,835)

Total liabilities and stockholders' deficit	92,888	360,510

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception on February 9, 1996 to June 30, 2007
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	7,831	(878)	97,473	262,085	3,482,765
General and administrative	260,705	378,143	507,795	947,336	5,003,722

	268,536	377,265	605,268	1,209,421	8,486,487

Loss from operations	(268,536)	(377,265)	(605,268)	(1,209,421)	(8,486,487)

Other income (expense)
Interest income	762	8,880	1,820	13,284	86,647
Interest expense	(528)	—	(58,842)	—	(468,958)
Loss on induced conversion of convertible debt	—	—	(136,397)	—	(354,972)

	234	8,880	(193,419)	13,284	(737,283)

Net loss	$(268,302)	$(368,385)	$(798,687)	$(1,196,137)	$(9,223,770)

Net loss per share - basic and diluted	$(0.10)	$(0.36)	$(0.35)	$(1.20)	$(10.70)

Weighted average number of shares outstanding - basic and diluted	2,782,750	1,022,230	2,286,706	999,456	862,143

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	189,480	189	30,493	—	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	—	25,000
Issuance of common stock for patents and licenses in November 1999	11,520	12	756	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	24,000	24	14,067	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	—	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	13,500	13	238,137	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	26,665	27	555,499	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140	183,375	183	3,363,177	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	70,000	70	(70)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2004	956,390	$956	$5,814,462	$(3,665,067)	$2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	—	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	—	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	—	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	—	130,648
Expense associated with vesting of stock options	—		25,255		25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options	—	—	80,462	—	80,462
Issuance of warrants for services in February 2006	—	—	301,737	—	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	—	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	—	57,917
Exercise of warrants in May 2006	45,000	45	8,955	—	9,000
Debt discount on note and warrant purchase	—	—	200,000	—	200,000
Debt discount on note and warrant purchase	—	—	14,380	—	14,380
Net loss for the year ended December 31, 2006	—	—	—	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt (unaudited)	636,999	637	609,031	—	609,668
Issuance of common stock for cash February 2007 (unaudited)	800,000	800	319,200	—	320,000
Partially paid shares February 2007 (unaudited)	—	—	—	—	—
Issuance of shares for rounding on reverse split (unaudited)	1,945	2	—	—	2
Expense associated with vesting of stock options during 2007 (unaudited)	—	—	97,901	—	97,901
Issuance of common stock and warrants in June 2007 (unaudited)	807,217	807	241,358	—	242,165
Exercise of options (unaudited)	175,000	175	—	—	175
Net loss for the six months ended June 30, 2007 (unaudited)	—	—	—	(798,687)	(798,687)

Balance at June 30, 2007 (unaudited)	3,471,738	$3,472	$8,797,687	$(9,223,770)	$(422,611)

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended June 30,		From Inception on February 9, 1996 to June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(798,687)	$(1,196,137)	$(9,223,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	365	447	8,194
Issuance of common stock and warrants for services	—	57,917	500,678
Issuance of options and warrants for services	97,901	368,959	1,034,038
Amortization of debt discount	57,007	—	214,380
Write-off of patent and licenses	—	—	63,963
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846
Loss on induced conversion of convertible debt	136,780	—	355,355
Changes in assets and liabilities:
Prepaid expenses and other current assets	50,512	56,470	(28,475)
Restricted cash	268,859	(870,000)	268,859
Deposits	—	1,650	(1,500)
Accounts payable & accrued expenses	(10,109)	893,270	515,499
Escrow obligation	(267,165)	—	(207,324)

Net cash used in operating activities	(464,537)	(687,424)	(6,309,257)
Cash flows from investing activities:
Payments to acquire property and equipment	—	(1,141)	(10,757)
Payments to develop patents	—	—	(49,104)

Net cash used in investing activities	—	(1,141)	(59,861)

Cash flows from financing activities:
Net proceeds from sale of common stock	320,000	130,000	5,429,822
Proceeds from exercise of options	175	—	175
Proceeds from exercise of warrants	—	9,000	9,000
Proceeds from issuance of notes payable	—	—	75,000
Proceeds from issuance of convertible notes	—	—	750,000
Payments on notes payable	(45,689)	—	(75,000)
Restricted cash for equity to be issued	—	—	(268,859)
Proceeds from private offering of stock subscription	242,165	—	509,330
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)

Net cash provided by financing activities	516,651	139,000	6,429,468

Net increase (decrease) in cash and cash equivalents	52,114	(549,565)	60,350
Cash and cash equivalents at beginning of period	8,236	553,625	—

Cash and cash equivalents at end of period	$60,350	$4,060	$60,350

Supplemental disclosure of cash flow information:
Interest paid	$1,241	$—	$3,216
Income taxes paid	$2,823	$—	$6,784

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$—	$—	$411,512
Issuance of common stock for patents and licenses	$—	$—	$46,109
Issuance of options and warrants for services	$97,901	$401,838	$1,034,038
Conversion of convertible notes payable and accrued interest into common stock	$609,668	$—	$1,165,194

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania that carries out all its operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate (ATP), and its receptors called P2 receptors (P2R). ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidneys, by activating cell surface P2R. The pharmacological activation and inhibition of P2R by agonists and antagonists, respectively is the basis for the potential development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As a part of the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than the Company’s business of developing new products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at June 30, 2007 of approximately $9.2 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Currently, the Company is seeking a $3 million equity investment which has not yet closed.

Management’s plans in order to meet its operating cash flow requirements include the private placement financing event described in Note 7. The Company expects this funding, in addition to the cash and cash equivalents at June 30, 2007, to be sufficient to fund its current planned operations through November 2007, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to research and development. Since inception, all losses accumulated have been considered as part of the Company’s drug development stage activities.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying balance sheet as of December 31, 2006 was derived from audited financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-KSB filed with the SEC on April 16, 2007. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 2,771,761 and 729,927 common share equivalents at June 30, 2007 and 2006, respectively.

3. Stockholders’ Equity

In February 2004, the Company entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, the Company and Cato agreed that up to $500,000 of the compensation due to Cato for its services would be paid by the Company issuing to Cato (or its designees) 25,000 units of the Company’s securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $50.00 per share. The warrants expire in August 2007.

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 25,000 Cato Units, to be held in escrow by the Company and released periodically as the Company receives invoices for services performed by Cato. As of June 30, 2007, the Company has released 21,937 Cato Units from escrow, and estimates that an additional $27,867 has been earned by Cato pursuant to the Cato Agreement, which will be paid through the release of 1,394 Cato Units from escrow.

On February 12, 2007, the Company entered a Legal Administrative option agreement with the Law Offices of Thomas C. Cook, Ltd under which the Company obtained legal advice and counsel with respect to matters pertaining to securities law for a period of six months in return for a retainer of $10,000 per month, to be funded through the issuance of options at $0.001 per share. Options for 175,000 shares were granted from February through June and were exercised in June 2007. The agreement expired in June, 2007 and was not renewed. The legal expense related to this agreement is $35,926 and $94,577 for the three and six months ended June 30, 2007, respectively.

Effective February 28, 2007, the Company agreed to effect a 1 for 20 reverse split of the Company’s stock. The split was completed on March 26, 2007, and the Company’s stock began to trade that day under the ticker symbol “DSKA.” The share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

On April 6, 2007, the Company authorized issuance of up to 6,000,000 units at $0.50 each consisting of 1 share of common stock and one five-year warrant exercisable at $0.60 per share during the first year, increasing by $0.10 per share each year thereafter. The warrant may be called when the trading price of the common stock equals or exceed $1.50 per share for twenty (20) consecutive trading days. The subscription has not been completed.

On June 8, 2007, the Company issued 807,217 shares of its restricted common stock at a price of $0.30 per share for total proceeds of $242,165 to the Company. The proceeds are to be used to cover in part our operational and research and development costs. The issuance of these shares represents a private placement of equity securities in the form of units sold solely to accredited investors. Each unit consists of shares of common stock and two (2) five-year warrants for the purchase of restricted common stock: Warrant A represents a total of 807,217 restricted common shares exercisable at $0.30 per share; and Warrant B represents a total of 807,217 restricted common shares exercisable at $0.60, $0.70, $0.80, $0.90, $1.00, respectively. The relative fair values of the warrants and common stock are $113,831 and $128,334, respectively.

4. Related Party Transactions

During 2005, Sanford J. Hillsberg was the Company’s corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company’s corporate law firm during that period. Legal expense generated from Troy & Gould for the three months ended March 31, 2006 amounted to $16,197. Included in accounts payable and accrued expenses at June 30, 2007 is $45,304 due to Troy & Gould for legal fees. Mr. Hillsberg resigned from the Board of Directors and as corporate Secretary on January 25, 2006. In the three months ended March 31, 2006, Mr. Hillsberg earned $1,613 for his services as corporate Secretary.

5. Stock-Based Compensation

On June 1, 2007, Duska Therapeutics, Inc. (the “Company”) entered into a Consulting Agreement with James S. Kuo, M.D., M.B.A. an individual (the “Consultant”). Pursuant to the Consulting Agreement to conduct a private placement offering for the Company with accredited investors, James S. Kuo, M.D., M.B.A. receives a consulting fee for his services of options to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.50 per share. Dr. Kuo became a member of the Company’s board of directors on July 6, 2007, and was elected chairman.

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model for grants made during the second quarter of 2007:

Expected dividend yield	0.00%
Expected volatility	35.1%
Risk-free interest rate	5.05%
Expected life of option	7 years

175,000 options were exercised, and options for 99,750 shares were cancelled during the three months ended June 30, 2007. As of June 30, 2007, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, and the related fair value of $80,710 has not been recognized in expense for those awards. Options for 85,000 and 185,375 shares vested during the three and six months ended June 30, 2007. There are no unvested options other than the 8,500 shares disclosed above. The intrinsic value of the options exercised in the three months ended June 30, 2007 was $73,325.

6. New Accounting Pronouncements

In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We adopted this statement as of January 1, 2007, but because we have no registration payment arrangements, there was no effect on the financial statements of the Company.

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

7. Subsequent Events

The Company is in negotiations with qualified investors to borrow at least $100,000 in order to sustain operations through November, 2007 until the closing of the private subscription of up to $3,000,000 for stock and warrants as disclosed in Note 3 above.

In connection with the private subscription, on July 27, 2007, the shareholders of the Company agreed to undertake a forward split of the stock purchase warrants issued for cash pursuant to the private placement in 2004 on a basis of 1 for 10, and reset the exercise price to $0.50 per share. This action only related to 183,375 warrants issued in August, 2004.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 16.

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

Although we acquired Duska Scientific in the merger, for accounting purposes, the merger was accounted for as a reverse merger since the stockholders of Duska Scientific acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of Duska Scientific became our directors and executive officers. No goodwill was recorded as a result of the merger.

Recent Developments

On April 6, 2007, we authorized issuance of up to 6,000,000 units at a purchase price of $0.50 per unit, each unit consisting of 1 share of common stock and one five-year warrants exercisable at $0.60 per share during the first year and increasing by $0.10 per share each year thereafter. The warrant may be called when the trading price of the common stock equals or exceed $1.50 per share for twenty (20) consecutive trading days. The subscriptions for this private offering to qualified investors have not yet been completed.

By unanimous written consent in lieu of a special meeting, on May 22, 2007, the Board of Directors filled a Board vacancy by the appointment of James S. Kuo, M.D., M.B.A to the Board to serve the unexpired term of his predecessor and/or until his successor is elected and qualified.

On June 8, 2007, the Company issued 807,217 shares of its restricted common stock at a price of $0.30 per share for total proceeds of $242,165. The Company collected $242,165 in total. The issuance of these shares represents a private placement of units sold to accredited investors. Each unit consists of one share of common stock and two (2) five-year warrants. The A warrants are exercisable at a price of $0.30 per share and the B Warrants are exercisable at a price of $0.60 per share during the first year, increasing by $0.10 per share each year thereafter.

On July 6, 2007, the Board of Directors filled Board vacancies with the nomination and acceptance of Philip Sobol, M.D. and Manuel Graiwer, Esq. These new board members will hold office for the unexpired term of their predecessor(s) and/or until their successor(s) are elected and qualified. At the same meeting, James S. Kuo was elected Chairman of the Board.

On July 27, 2007, the shareholders of the Company agreed to undertake a forward split of the stock purchase warrants issued for cash pursuant to the private placement in 2004 on a basis of 1 for 10. This only related to warrants issued in 2004.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-KSB for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See our Note 1 in our unaudited consolidated financial statements for the three and six month periods ended June 30, 2007, as set forth herein.

New Accounting Pronouncements

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

Results of Operations

We recorded net losses of $268,302 and $798,687 for the three and six month periods ended June 30, 2007 as compared to losses of 368,385 and $1,196,137 for the same periods in 2006.

General and administrative expenses were $260,705 and $507,795 during the three and six month periods ended June 30, 2007, as compared to $378,143 and $947,336 for the same periods in 2006. General and administrative expenses consist principally of officers’ salaries, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in 2006 is primarily attributable to recognizing stock-based compensation expense of $368,468 to directors and consultants as required under SFAS No. 123(R), which was only $97,901 in 2007.

Research and development expenses were $7,831 and 97,473 during the three and six month periods ended June 30, 2007, as compared to $(878) and $262,085 for the same periods in 2006. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and ATPotent™. The decrease from 2006 to 2007 is attributable to the completion of preclinical development of ATPotent and the suspension of Phase II clinical trials for ATPace™, offset by the development work on a 503(b)(4) application for ATPace™. During the three and six month periods ended June 30, 2007, we recorded $0 and $12,684 of expense associated with the Cato Agreement, which was included in research and development expense, of which $5,073 will be satisfied through the release of Cato Units from escrow.

Interest income was $762 and $1,820 during the three and six month periods ended June 30, 2007, as compared to $8,880 and $13,284 for the same periods in 2006. The variance generally corresponds to fluctuating cash balances. We did not incur any interest expense during the three and six months period ended June 30, 2006; for the three and six month periods ended June 30, 2007, we incurred $528 and $58,842 of interest expense, the majority of which was related to the amortization of debt discount on the convertible notes issued in the third and fourth quarters of 2006. We also incurred $136,397 of expense related to the sweetened terms to the convertible debt holders to induce conversion of that debt to common stock.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $60,350, compared to $8,236 at December 31, 2006. Negative working capital totaled $426,674 at June 30, 2007, compared to negative working capital of $898,263 at December 31, 2006. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $6.1 million of equity securities and convertible debt issues.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the next twelve months. Based on our current plan of operations and the closing of a bridge loan, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures through approximately the end of November, 2007. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. As a result, we believe that we will need to obtain at least $3 million of additional funds to fund our planned operations through to August 2008. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain these additional funds through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

In their report dated April 13, 2007, and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, our independent auditors stated that our financial statements for the year ended

December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $8.4 million that existed as of December 31, 2006. As of June 30, 2007, we had an accumulated deficit of approximately $9.2 million. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital.

As of June 30, 2007, we had no long-term debt obligations, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At June 30, 2007, such obligations would have amounted to approximately $0.

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

Risk Factors

In addition to the other information set forth in this Form 10-QSB, you should carefully consider the factors discussed in Part II, Item 6, subsection “Risk Factors” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 6, subsection “Risk Factors” to Part II of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Risks Related To Our Business

We have never generated any revenues, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable, and as a result, we may have to cease operations and liquidate our business.

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the six month periods ended June 30, 2007 and 2006, we had net losses of approximately $798,687 and $1,196,137, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 13, 2007, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit of approximately $8,425,000 as of December 31, 2006. As of June 30, 2007, we had an accumulated deficit of approximately $9.2 million. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $6.1 million of net proceeds since 1996. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. We believe that our cash balances will only be sufficient to fund our planned level of operations through approximately August 2007. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Item 3. — Controls and Procedures

Our President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2 — Changes in Securities and Small Business Issuer Purchase of Equity Securities

On May 3, 2007 the Company filed a Registration Statement on Form S-8 to register 175,000 common shares for a Legal/Administrative Option Plan.

Item 5 – Other Information

By unanimous written consent in lieu of a special meeting, on May 22, 2007, the Board of Directors filled a Board vacancy by the appointment of James S. Kuo, M.D., M.B.A to the Board.

Pursuant to Nevada Corporate law, NRS 78.335(5), the Board of Directors filled Board vacancies with the nomination and acceptance of Philip Sobol, M.D. and Manuel Graiwer, Esq., effective July 6, 2007. These new board members will hold office for the unexpired term of their predecessor(s) and/or until their successor(s) are elected and qualified. At the same meeting, James S. Kuo was elected Chairman of the Board.

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

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ Wayne R. Lorgus
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