Form 10QSB
period 2007-09-30
DUSKA THERAPEUTICS, INC.
filed 2007-11-14
CIK 1127842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

______________________________________
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
Yes ☐  NO ☒

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, issued as of November 1, 2007: 3,499,695

DUSKA THERAPEUTICS, INC.

Form 10-QSB

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Stockholders’ Equity (Deficit)	3
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 5	Other Information	18

Item 6	Exhibits	18

SIGNATURES		19

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,194,398	$8,236
Restricted cash	250,000	268,859
Prepaid expenses & other current assets	45,927	78,987

Total current assets	5,490,325	356,082

Property and equipment, net	2,381	2,928

Other assets	2,350,258	1,500

Total assets	$7,842,964	$360,510

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$360,609	$384,937
Accrued officers’ salaries	70,000	66,613
Accrued consulting fees	27,600	30,800
Accrued clinical expenses and other accrued expenses	22,965	22,954
Accrued stock units issuable	27,867	22,793
Notes payable	22,586	45,689
Convertible notes payable, net of debt discount	83,333	42,993
Convertible notes payable in process of conversion	-	370,401
Investors' funds returnable	230,769	-
Escrow obligation	-	267,165

Total current liabilities	845,729	1,254,345

Long term convertible notes payable, net of debt discount	-
Commitments and contingencies
Stockholders' equity (deficit)
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized; 3,499,695 and 1,050,577 shares outstanding at September 30, 2007 and December 31, 2006	3,500	1,051
Additional paid-in capital	17,190,123	7,530,197
Deficit accumulated during the development stage	(10,196,388)	(8,425,083)

Total stockholders' equity (deficit)	6,997,235	(893,835)

Total liabilities and stockholders' equity (deficit)	$7,842,964	$360,510

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception on February 9, 1996 to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development	74,295	51,040	171,769	313,125	3,557,061
General and administrative	816,280	152,165	1,324,074	1,099,501	5,820,001
	890,575	203,205	1,495,843	1,412,626	9,377,062

Loss from operations	(890,575)	(203,205)	(1,495,843)	(1,412,626)	(9,377,062)

Other income (expense)
Interest income	1,486	3,568	3,306	16,852	88,133
Interest expense	(83,529)	(15,527)	(142,371)	(15,527)	(552,487)
Loss on induced conversion of convertible debt	-	-	(136,397)	-	(354,972)
	(82,043)	(11,959)	(275,462)	1,325	(819,326)

Net loss	$(972,618)	$(215,164)	$(1,771,305)	$(1,411,301)	$(10,196,388)

Net loss per share - basic and diluted	$(0.28)	$(0.20)	$(0.66)	$(1.26)	$(10.79)
Weighted average number of shares
outstanding - basic and diluted	3,499,695	1,050,553	2,694,250	1,123,997	945,101

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
For the period from February 9, 1996
(inception) to January 1, 1999 (restated for
1,000:1 stock split and stock split up effected
in the form of a dividend and 3:1 stock split)	-	$-	$-	$-	$-
Issuance of stock for services in October 1999	189,480	189	30,493	-	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	-	25,000
Issuance of common stock for patents and
licenses in November 1999	11,520	12	756	-	768
Issuance of stock for patent assignments
and licenses from related parties
in November 1999	24,000	24	14,067	-	14,091
Net loss for the year ended December 31, 1999	-	-	-	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	-	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	-	175,000
Net loss for the year ended December 31, 2000	-	-	-	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	-	1,003,312
Net loss for the year ended December 31, 2001	-	-	-	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	-	-	-	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	-	-	-	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and
April 2004, net of offering costs of $31,850	13,500	13	238,137	-	238,150
Conversion of convertible notes payable and
accrued interest in March 2004	26,665	27	555,499	-	555,526
Warrant issuance costs associated with
conversion of convertible notes payable	-	-	190,846	-	190,846
Issuance of common stock for cash in August
2004, net of offering costs of $304,140	183,375	183	3,363,177	-	3,363,360
Shares issued to Shiprock, Inc. in the
reorganization on August 27, 2004	70,000	70	(70)	-	-
Issuance of warrants for services in November 2004			43,683	-	43,683
Net loss for the year ended December 31, 2004	-	-	-	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at December 31, 2004	956,390	$956	$5,814,462	$(3,665,067)	$2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	-	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	-	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	-	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	-	46,854
Issuance of warrants for services in October 2005	-	-	485,000	-	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	-	130,648
Expense associated with vesting of stock options during 2005	-		25,255		25,255
Net loss for the year ended December 31, 2005	-	-	-	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	-	-	80,462	-	80,462
Issuance of warrants for services in February 2006	-	-	301,737	-	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	-	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	-	57,917
Exercise of warrants in May 2006	45,000	45	8,955	-	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	-	-	200,000	-	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	-	-	14,380	-	14,380
Net loss for the year ended December 31, 2006	-	-	-	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt in February 2007 (unaudited)	636,999	637	609,031	-	609,668
Issuance of common stock for cash February 2007 (unaudited)	800,000	800	319,200	-	320,000
Issuance of shares for rounding on reverse split (unaudited)	29,902	30	(29)	-	1
Expense associated with vesting of stock options during 2007 (unaudited)	-	-	549,661		549,661
Issuance of common stock and warrants in June 2007 (unaudited)	807,217	807	241,358		242,165
Debt discount on convertible notes issued in August and September 2007 (unaudited)			6,000,000		6,000,000
Warrants issued for services in August and September 2007 (unaudited)			1,940,705		1,940,705
Exercise of options in June 2007 (unaudited)	175,000	175			175
Net loss for the nine months ended September 30, 2007 (unaudited)	-	-	-	(1,771,305)	(1,771,305)

Balance at September 30, 2007	3,499,695	$3,500	$17,190,123	$(10,196,388)	$6,997,235

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period Ended		From Inception on February 9, 1996 to
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,771,305)	$(1,411,301)	$(10,196,388)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	547	623	8,376
Issuance of common stock and warrants for services	-	57,917	500,678
Issuance of options and warrants for services	787,040	380,617	1,723,177
Amortization of debt discount	140,340	14,133	297,713
Write-off of patent and licenses	-	-	63,963
Warrant issuance costs associated with conversion of convertible notes payable	-	-	190,846
Loss on induced conversion of convertible debt	136,780	-	355,355
Changes in assets and liabilities
Prepaid expenses and other current assets	33,060	(7,995)	(45,927)
Restricted cash	18,859	(25,006)	18,859
Deposits	-	1,650	(1,500)
Accounts payable & accrued expenses	(19,954)	78,466	439,041
Accrued payroll	3,387	44,113	70,000
Accrued interest payable		1,030
Investors funds returnable	230,769		230,769
Escrow obligation	(267,165)	25,006	(207,324)
Net cash used in operating activities	(707,642)	(840,747)	(6,552,362)

Cash flows from investing activities:
Payments to acquire property and equipment	-	(1,141)	(10,757)
Payments to develop patents	-	-	(49,104)
Net cash used in investing activities	-	(1,141)	(59,861)

Cash flows from financing activities:
Net proceeds from sale of common stock	562,165	130,000	5,671,987
Proceeds from exercise of options	175		175
Proceeds from exercise of warrants	-	9,000	9,000
Proceeds from issuance of notes payable	24,752	75,000	99,752
Proceeds from issuance of convertible notes payable	6,000,000	200,000	6,750,000
Costs of debt issuance	(645,433)		(645,433)
Payments on notes payable	(47,854)	(7,500)	(77,165)
Restricted cash for equity to be issued			(268,859)
Proceeds from private offering of stock subscription	-		267,165
Proceeds from notes payable, related party	-	-	6,545
Payments on notes payable, related party	-	-	(6,545)
Net cash provided by financing activities	5,893,805	406,500	11,806,622

Net increase (decrease) in cash and cash equivalents	5,186,163	(435,388)	5,194,399
Cash and cash equivalents at beginning of period	8,236	553,625	-

Cash and cash equivalents at end of period	$5,194,399	$118,237	$5,194,399
Supplemental disclosure of cash flow information:
Interest paid	$1,432	$322	$3,407
Income taxes paid	$2,823	$-	$6,784

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock for services	$-	$-	$500,678
Issuance of common stock for patents and licenses	$-	$-	$46,109
Issuance of options and warrants for services	$787,040	$8,985	$1,723,177
Conversion of convertible notes payable and accrued
interest into common stock	$609,668	$-

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

1. Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in Bala Cynwyd, Pennsylvania that carries out all its operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate (ATP), and its receptors called P2 receptors (P2R). ATP is a biological compound found in every cell of the human body where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidneys, by activating cell surface P2R. The pharmacological activation and inhibition of P2R by agonists and antagonists, respectively is the basis for the potential development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at September 30, 2007 of approximately $9.7 million. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plans to meet its operating cash flow requirements using the proceeds of the recently completed private placement financing event described in Note 3. The Company expects that as a result of this funding it will have sufficient resources to fund its planned operations into 2010. Additional capital may still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations. If additional funds are needed beyond what the Company might receive from the exercise of warrants to purchase common stock and the potential conversion of its outstanding convertible debt, the Company would seek additional capital through sales of equity securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company might also consider the sale of certain intellectual property assets, or the sale or merger of the business.

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

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to research and development. Since inception, all losses accumulated have been considered as part of the Company’s drug development activities.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2006, is derived from audited statements included the Company’s Form 10-KSB filed with the SEC on April 16, 2007. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-KSB. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 41,476,314 and 818,495 shares at September 30, 2007 and 2006, respectively.

3. Convertible Notes

On August 24 and 28, 2007, the Company completed a private placement of securities in the form of Units (the “Units”) sold solely to accredited investors. The units consisted of 90-day convertible zero-interest notes with a face amount of $250,000 together with detachable five-year warrants for 625,000 shares of restricted common stock at a price of 40¢ per share, for total proceeds of $250,000 to the Company. The Company determined that these notes contained a beneficial conversion feature of $114,501 and the relative fair value of the warrants using a Black-Scholes formula was $135,499. Accordingly, these amounts were added to debt discount and will be amortized to interest expense over the three month life of the notes. During the three months ended September 30, 2007, $83,333 of debt discount was amortized to interest expense. These notes were considered conventional convertible debt.

On September 27, 2007, the Company sold an aggregate of $5,750,000 in principal amount of Secured Convertible Notes (the “Convertible Notes”) to four accredited investors in a private placement. After deducting the expenses of the private placement the Company received net proceeds of approximately $5,072,500. The investors also received warrants to purchase 14,375,000 shares of the Company’s common stock which terminate on September 27, 2012 and have an exercise price of $.44 per share, subject to adjustment as provided in the Warrant. The investors were also issued warrants (“Short Term Warrants”) to purchase 14,375,000 shares of the Company’s common stock which terminate on the later of (a) September 26, 2008 and (b) the date that is the 90th continuous day of effectiveness of the registration statement to be filed pursuant to a Registration Rights Agreement, among the Holder, the Company and the other parties named therein, which registers, and permits the resale by the Holder of, all of the Warrant Stock issuable thereunder (such period being the “Term”); provided, that, the Term shall in no event extend beyond September 26, 2010. The exercise price of the Short Term Warrants is $.50 per share, subject to adjustment as provided in the Warrant.

The Convertible Notes are due on September 26, 2009 and interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $.40 per share. The notes also have registration rights, with liquidated damages for failure to file a registration statement within 90 days or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. Based on the present facts and circumstances, the Company does not consider the payment of any registration rights payments to be probable under SFAS 5, and, accordingly, has not accrued any such payments.

The Company determined that a beneficial conversion option existed upon the sale of these notes of $2,148,309. Although these notes are not considered conventional convertible debt, under the criteria of EITF 00-19, the embedded conversion option did not meet the criteria for bifurcation and separate accounting as a derivative. The Company determined that the relative fair value of the debt was $2,148,309, which is netted against the beneficial conversion factor, and the relative fair value of the warrants was $3,601,691, using a Black Scholes formula. The fair value of the warrants and the value of the beneficial conversion option were recorded as debt discount and an addition to Additional Paid in Capital, and will be amortized over the two-year life of the debt.

The following assumptions were used in the Black Scholes option-pricing model for warrants issued during the third quarter of 2007:

	August warrants	September warrants
Expected dividend yield	0.00%	0.00%
Expected volatility	188%	186% for the 5 year warrants (216% for 1 year warrants	)
Risk-free interest rate	4.43%	4.01% (4.14% for one-year warrants	)
Expected life of warrant	5 years	5 years or 1 year

4. Stockholders’ Equity

In February 2004, the Company entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, which was amended and restated in November 2004, the Company and Cato agreed that up to $500,000 of the compensation due to Cato for its services would be paid by the Company issuing to Cato (or its designees) 25,000 units of the Company’s securities (the “Cato Units”). Each Cato Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $50.00 per share. The warrants expired in August 2007.

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 25,000 Cato Units, to be held in escrow by the Company and released periodically as the Company receives invoices for services performed by Cato. As of September 30, 2007, the Company has released 21,937 Cato Units from escrow, and estimates that an additional $27,867 has been earned by Cato pursuant to the Cato Agreement, which will be paid through the release of 1,394 Cato Units from escrow.

On February 12, 2007, the Company entered a Legal Administrative option agreement with the Law Offices of Thomas C. Cook, Ltd under which the Company obtained legal advice and counsel with respect to matters pertaining to securities law for a period of six months in return for a retainer of $10,000 per month, to be funded through the issuance of options at $0.001 per share. Options for 175,000 shares were exercised in June 2007 and the agreement was terminated.

Effective February 28, 2007, the Company agreed to effect a 1 for 20 reverse split of the Company's stock. The split was completed on March 26, 2007, and the Company's stock began to trade that day under the ticker symbol "DSKA." The share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

On June 8, 2007, the Company issued 807,217 shares of its restricted common stock at a price of $0.30 per share for total proceeds of $242,165 to the Company. The proceeds are to be used to cover in part our operational and research and development costs. The issuance of these shares represents a private placement of equity securities in the form of units sold solely to accredited investors. Each unit consists of shares of common stock and two (2) five-year warrants for the purchase of restricted common stock: Warrant A represents a total of 807,217 restricted common shares exercisable at $0.30 per share; and Warrant B represents a total of 807,217 restricted common shares exercisable at $0.60, $0.70, $0.80, $0.90, $1.00, respectively. The relative fair values of the warrants and common stock are $182,300 and $59,865, respectively.

On August 24 and 28, 2007, the Company completed a private placement of securities in the form of Units (the “Units”) sold solely to accredited investors. The units consisted of 90-day convertible notes with a face amount of $250,000 together with detachable warrants for 625,000 shares of restricted common stock. The relative fair values of the warrants and debt were $135,499 and $114,501, respectively. The debt contained a beneficial conversion option, the fair value of which was $114,501.

On September 26, 2007, the Company sold an aggregate of $5,750,000 in principal amount of Secured Convertible Notes (the “Convertible Notes”) to four accredited investors in a private placement, which included detachable five-year warrants to purchase 14,375,000 shares of the Company’s common stock at an exercise price of $0.44 per share and short term warrants to purchase 14,375,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The relative fair value assigned to the warrants and debt were $3,601,691 and $2,148,309, respectively. The relative fair value of the debt contained a beneficial conversion option that offsets the carrying value of the debt, and amounts to $2,148,309.

5. Related Party Transactions

During 2005, Sanford J. Hillsberg was the Company’s corporate Secretary and a member of its Board of Directors. Mr. Hillsberg is a member and shareholder of Troy & Gould Professional Corporation, the Company’s corporate law firm during that period. Legal expense generated from Troy & Gould for the three months ended March 31, 2006 amounted to $16,197. Included in accounts payable and accrued expenses at September 30, 2007 is $44,304 due to Troy & Gould for legal fees. Mr. Hillsberg resigned from the Board of Directors and as corporate Secretary on January 25, 2006. In the three months ended March 31, 2006, Mr. Hillsberg earned $1,613 for his services as corporate Secretary.

One of the investors in the private placement of securities on August 24, 2007 was a member of the Company’s board of directors, Dr. Philip Sobol, who purchased $50,000 of the units on the same terms as the other investors.

During September, 2007, two members of our board of directors, Manuel Graiwer and Dr. Philip Sobol, were each awarded 200,000 five-year warrants at an exercise price of $0.50 for their services in connection with raising capital. The fair value of these warrants was $153,943, which was expensed during the third quarter of 2007.

6. Stock-Based Compensation

On June 1, 2007, Duska Therapeutics, Inc. (the "Company") entered into a Consulting Agreement with James S. Kuo, M.D., M.B.A. an individual (the "Consultant"). Pursuant to the Consulting Agreement to conduct a private placement offering for the Company with accredited investors, James S. Kuo, M.D., M.B.A. receives a consulting fee for his services of options to purchase 10,000 shares of the Company's common stock at an exercise price of $0.50 per share. Dr. Kuo became a member of the Company’s board of directors on July 6, 2007, and was elected chairman. Dr. Kuo received for his services on July 31, 2007 an additional10,000 options to purchase the Company’s common stock at an exercise price of $0.50 per share. In connection with the private placement of secured convertible notes on September 26, 2007, Dr. Kuo entered an employment agreement with the Company, among the terms of which was the award of 1,124,551 options at an exercise price of $0.50 per share, which vested immediately, 2,249,102 options at an exercise price of $0.75 per share which will vest ratably over the succeeding 24 months, and 1,124,550 options at an exercise price of $1.00 per share, which will vest ratably over the twelve months following the second anniversary of his contract.

The fair value of each stock option is estimated on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model for grants made during the third quarter of 2007:

Expected dividend yield	0.00%
Expected volatility	186%
Risk-free interest rate	4.33%
Expected life of option	7 years

Option activity during 2007 was as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Options exercised	-	175,000
Options cancelled	-	99,570
Options expired	36,100	64,900

As of September 30, 2007, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, and the related fair value of $80,710 has not been recognized in expense for those awards. Options for 1,124,551 and 1,299,926 shares vested during the three and nine months ended September 30, 2007, and $443,816 and $522,969 was recognized in expense for those respective periods. In addition to the unvested performance options noted above, options for 3,373,652 shares were unvested at September 30, 2007, with a fair value of $1,326,338. The intrinsic value of the options exercised in the three and nine months ended September 30, 2007 was $73,325.

7. New Accounting Pronouncements

In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We adopted this statement as of January 1, 2007, but because we had no registration payment arrangements at that time, there was no effect on the financial statements of the Company.

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

8. Subsequent Events

On October 1, 2007, the holder of $100,000 of the Units referred to in Note 3 above exercised their option to convert their notes to secured convertible notes. As part of the terms of this election, the Company issued five year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.44 per share, and 10% notes maturing September 26, 2009, which are convertible into 250,000 shares of the Company’s common stock at the option of the holder.

Item 2. —Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 16 and the Risk factors set forth in our Annual Report on Form 10-KSB fro the year ended December 31, 2006

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-KSB for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See our Note 1 in our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2007, as set forth herein.

New Accounting Pronouncements

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

Results of Operations

We recorded net losses of $972,618 and $1,771,305 for the three and nine month periods ended September 30, 2007 as compared to losses of $215,164 and $1,411,301 for the same periods in 2006.

General and administrative expenses were $816,280 and $1,324,074 during the three and nine month periods ended September 30, 2007, as compared to $152,165 and $1,099,501 for the same periods in 2006. General and administrative expenses consist principally of officers’ salaries, stock option expense, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in the first nine months of 2007 compared to the same period in 2006 is primarily attributable to recognizing stock-based compensation expense of $443,815 to our chief executive officer, $153,943 to two of our directors, and $191,590 to consultants as required under SFAS No. 123(R), all but $60,642 of which was recorded in the third quarter of 2007. Stock-based compensation expense in the first nine months of 2006 was $320,390, of which $301,737 was to consultants.

Research and development expenses were $74,295 and $171,769 during the three and nine month periods ended September 30, 2007, as compared to $51,040 and $313,125 for the same periods in 2006. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and ATPotent™. The decrease from 2006 to 2007 during the three month period is attributable to the completion of preclinical development of ATPotent™ and the suspension of Phase II clinical trials for ATPace™, offset by the development work on athe prepapration of an NDA for ATPace™ based on section 505(b)(2) of the FDA. During the three and nine month periods ended September 30, 2007, we recorded $0 and $12,684 of expense associated with the Cato Agreement, which was included in research and development expense, of which $5,073 will be satisfied through the release of Cato Units from escrow.

Interest income was $1,486 and $3,306 during the three and nine month periods ended September 30, 2007, as compared to $3,568 and $16,852 for the same periods in 2006. The variance generally corresponds to fluctuating cash balances. For the three and nine month periods ended September 30, 2007, we incurred $83,529 and $142,371 of interest expense, the majority of which was related to the amortization of debt discount on the convertible notes issued in the third and fourth quarters of 2006 and the third quarter of 2007; our interest expense in the three and nine month periods ended September 30, 2006 related to the interest rate and amortization of debt discount on the convertible notes issued in August and September 2006. We also incurred $136,397 of expense related to the sweetened terms to the convertible debt holders in February 2007 to induce conversion of their debt to common stock.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $5,194,398, compared to $8,236 at December 31, 2006. Working capital totaled $4,644,596 at September 30, 2007, compared to negative working capital of $898,263 at December 31, 2006. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.4 million of equity securities and convertible debt issues. During the nine months ended September 30, 2007 our cash flow from financing activities was primarily attributable to proceeds from our issuance of convertible notes of $6,000,000.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. . During the nine months ended September 30, 2007, our cash used in operating activities was $707,643. Based on our current plan of operations and the closing of a private offering of convertible securities, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures into 2010. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants of 51.7 million shares. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

In their report dated April 13, 2007, and included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was raised as an issue because of our recurring negative cash flows from operations and accumulated deficit of approximately $8.4 million that existed as of December 31, 2006. As of September 30, 2007, we had an accumulated deficit of approximately $9.7 million. Our ability to continue our operations as a going concern is subject to our ability to obtain potentially required additional capital to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor's report could materially limit our ability to raise additional capital.

As of September 30, 2007, in addition to short term convertible notes with a face value of $250,000 maturing in November, 2007, we had long-term debt obligations with a face value of $5,750,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities, except for those related to the Cato Agreement. We have the right to terminate the Cato Agreement at any time, subject to a 90 day notice requirement and the payment to Cato of 20% of the estimated remaining unbilled amounts for the work orders covered by the agreement. At September 30, 2007, such obligations would have amounted to approximately $0.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the nine month periods ended September 30, 2007 and 2006, we had net losses of approximately $1,771,305 and $1,411,301, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 13, 2007, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was raised as an issue because of our recurring negative cash flows from operations and accumulated deficit of approximately $8.4 million as of December 31, 2006. As of September 30, 2007, we had an accumulated deficit of approximately $9.7 million. Our ability to continue as a going concern is subject to our ability to obtain potentially required additional capital to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business.

If we obtain additional financing, you may suffer significant dilution.

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in August, 2007, we sold convertible notes with detachable warrants which were convertible into 625,000 shares of our common stock; the warrants could be exercised to purchase an additional 625,000 shares of our common stock at a price of 40¢ per share. To raise additional funds, we entered into a placement agent agreement which included a warrant to purchase 250,000 shares of our common stock at an exercise price of 56¢ per share. The placement agent helped us to sell 10%, three-year convertible notes with a face value of $5,750,000, which are convertible into 14,375,000 shares of our common stock at a conversion price of 40¢ per share; the notes also carried one-year warrants for the purchase of 14,375,000 shares of our common stock at an exercise price of 50¢ per share and five year warrants for the purchase of 14,375,000 share of our common stock at an exercise price of 44¢ per share. Both warrants may be exercised in whole or in part on a cashless exercise basis. In connection with this transaction, we issued a warrant to the placement agent for the purchase of 4,312,500 shares at an exercise price of 44¢ per share.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.4 million of net proceeds since 1996. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates may be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations into 2010. We may need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. The rate of patient enrollment in our ATPace™ Phase II trial to date was slower than we had originally anticipated. Accordingly, we suspended the enrollment of patients into the trial, effective as of March 27, 2006, and as we announced in the Company’s last Annual Report on Form 10-KSB, we have considered alternative strategies for an expeditious drug development pathway. Specifically, we asked Cato Research, Inc., our Clinical Research Organization (CRO) to assess the feasibility of filing for New Drug Application (NDA) for ATPace™ as a therapeutic drug for the acute management of paroxysmal supra ventricular tachycardia (PSVT) under section 505(b)(2) of the FDA. This section covers “an application that contains full reports of investigations of safety and effectiveness but where at least some information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right of reference”. Following an in-depth analysis, the CRO has notified us that regarding ATPace™ “505(b)(2) application is a potential route to approval, however, only under certain conditions”. Accordingly, the CRO recommended that we obtain relevant data from patients who have recently been studied or treated using an identical formulation to ATPace™ to supplement published data of more than a thousand patients that the company had forwarded to the CRO. Therefore, we have contracted Dr. Daniel Flammang in France and Professor Bernard Belhassen in Israel, both of whom possess the desired data, and have agreed to furnish Duska with it. The data from Prof. Belhassen and Dr. Flammang will be combined with Duska’s own data generated in Phase I and II clinical trials with ATPace™. The CRO has estimated that it will take approximately six to 12 months to complete the preparation of the NDA for ATPace™, under Section 505(b)(2) of the FDA. There is no guarantee that the FDA would favorably consider such an application. We may be unable to confirm our pre-clinical studies or clinical trials with ATPotent™ the favorable published clinical data obtained by European investigators in studies of similar product candidates. Recent pre-clinical experiments conducted by U.S. scientists have shown some variability in the effects of extracellular ATP on human sperm of healthy donors. Based on the preliminary data obtained in our pre-clinical studies, we reformulated ATPotent™ and redesigned its packaging to create a user friendly product with a desirable shelf life. There are no assurances that the FDA would approve these changes, and therefore, we may encounter significant delays and additional costs in the development of ATPotent™ and may even abandon the development of this product altogether. We may encounter further difficulties in subsequent pre-clinical or clinical testing of ATPotent™ due to the nature or complexity of the protocol or for other unanticipated reasons, and we may be unable to achieve the same results with the sperm of infertile donors that have been achieved with sperm of fertile donors. It will take at least several years to complete the clinical testing and apply for marketing approval for ATPace™ and ATPotent™, even if we can confirm the previously published data.

Item 3. —Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Due to the complexity of the accounting for the convertible notes with detachable warrants, there were material additional adjustments made to the financial statements prior to their publication. In management’s view, this was not the result of a material weakness in internal control due to the complexity of the accounting rules and their interpretations affecting transactions of this nature, and the infrequent nature of such transactions at the Company. Other than the foregoing, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 5 — Other Information

The Company’s Board of Directors and a majority of shareholders approved a reverse stock split for Duska’s common stock which took effect on March 26, 2007. This corporate action reversed the Company’s stock on a one for twenty (1:20) basis. No shareholder was reduced below 100 shares. Following the reverse split, the Company’s stock symbol changed from DSKT to DSKA. The Company’s stock is traded on the NASD OTC-Bulletin Board.

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

DUSKA THERAPEUTICS, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Wayne R. Lorgus
Wayne R. Lorgus Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act (filed herewith)

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act (furnished herewith)