Form 10KSB
period 2007-12-31
DUSKA THERAPEUTICS, INC.
filed 2008-03-18
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Duska Therapeutics, Inc.

(Name of small business issuer in its charter)

———————

Nevada	000-33023	86-0982792
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

470 Nautilus Street, Suite 300, La Jolla, CA 92037

(Address of Principal Executive Office) (Zip Code)

(858) 551-5700

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year ending December 31, 2007: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 7, 2008 was approximately $1,034,070 based on the closing sales price reported by the OTC Bulletin Board on such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 3,755,012 shares of the Company’s common stock outstanding on March 7, 2008.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 37.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

BUSINESS

Duska Therapeutics, Inc. (“Duska”) is a Nevada corporation based in La Jolla, California that carries out all of its business operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Duska is a biopharmaceutical company that is focusing on the development of therapeutic, medical device and diagnostic products based on adenosine 5’-triphosphate (ATP), and P2 receptors. ATP is a natural compound found in every cell of the human body, where it constitutes the source of energy for all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates functions of different cell types in various tissues and organs, including the heart, lung, intestine and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation and inhibition of P2R by specific compounds, which bind to these receptors, called agonists and antagonists, respectively, is the basis for the development of new drugs for the diagnosis or treatment of various human disorders, including cardiovascular, pulmonary, neural and renal diseases.

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

We focus on the development of new drugs based on our P2R-related technologies. During 2006 and 2007 we spent $364,832and $370,382, respectively, on research and development of such drugs. Our Scientific Advisory Board consists of experts in the field of ATP and P2R as well as in clinical fields in which our current and proposed product candidates have specific diagnostic and therapeutic targets.

Our product portfolio contains several proposed drugs in three of which, i.e., ATPace™, ATPotent™, and Aspirex™, the active ingredient is ATP. In addition, we own technology on the basis of which we are developing new therapeutic modalities for the management of chronic obstructive pulmonary disease (COPD), chronic cough and asthma and glaucoma. If we are successful in our attempts to license a compound that may serve as Vagonixen™ drug candidate for the treatment of COPD and chronic cough, we will need to allocate a very significant portion of our resources to the development of this proposed drug, which currently is at an earlier stage than either ATPace™, ATPotent ™ or Aspirex™. Subject to the availability of sufficient financial and other resources, we plan to initiate a drug discovery program for Ocuprene™, our proposed drug candidate for the treatment of glaucoma.

Our strategy for development of our lead product candidates and proposed product candidates is as follows:

•

ATPace™ is a proposed drug for the diagnosis and treatment of certain cardiac arrhythmias (abnormal heart rate). These include bardycardia (slow heart rate), which is one of the main causes of syncope (fainting), and paroxysmal supraventricular tachycardia (PSVT; rapid heart rate originating in the atria), which is one of the most common forms of arrhythmia. The rate of patient enrollment in our Phase II clinical trial with ATPace™ had been slower than we had originally anticipated. Therefore, on March 27, 2006 we suspended the enrollment of patients into the trial, and as we announced in the Company’s Annual Report on Form 10-KSB for the prior year, we have considered alternative strategies for an expeditious drug development pathway. Specifically, we asked Cato Research, Inc., our Clinical Research Organization (CRO) to assess the feasibility of filing for New Drug Application (NDA) for ATPace™ as a therapeutic drug for the acute management of PSVT under section 505(b)(2) of the FDA. This section covers “an application that contains full reports of investigations of safety and effectiveness but where at least some information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right of reference”. Following an in-depth analysis, the CRO has notified us that regarding ATPace™ a “505(b)(2) application is a potential route to approval, however, only under certain conditions”. The CRO recommended that we obtain relevant data from patients who have recently been studied or treated using an identical formulation to ATPace™ to supplement published data of more than a thousand patients that Duska has forwarded to the CRO. We have contacted Dr. Daniel Flammang in France and Professor Bernard Belhassen in Israel, both of whom possess the desired data. They have agreed to furnish Duska with the required data. The data from Prof. Belhassen and Dr. Flammang will be combined with Duska’s own data generated in Phase I and II clinical trials with ATPace™. We have requested a Type C advisory meeting with the FDA to present, discuss and obtain answers to several questions submitted by the Company related to the regulatory pathway of ATPaceTM; in mid-April we are scheduled to meet with the FDA.

•

ATPotent™ is a proposed sperm medium (i.e., a medical device) for the treatment of sperm in conjunction with in vitro fertilization (IVF) and intra-uterine insemination (IUI) procedures. Pre-clinical studies sponsored by the Company at the University of Pennsylvania were completed in 2007. A final report submitted by the investigators have shown that mouse sperm treated with ATP, the active ingredient of ATPotent™, demonstrated improved motility and an approximately 400% increase in the in vitro fertilization rate as compared with the control group. Studies performed for Duska by European scientists associated with the company have reproduced the effects of ATP on the motility of human sperm obtained from 27 patients with asthenozoospermia (lack or reduced sperm motility). Based on these new observations, we filed a provisional patent application on February 27, 2007. We are planning to file with the FDA a marketing approval application (510k) for ATPotent™ as a device and have contracted with a CRO that specializes in regulatory issues related to medical devices for assistance with this application.

2

•

Aspirex™ is a proposed diagnostic drug for (i) the identification of patients with asthma, (ii) the differential diagnosis between chronic obstructive pulmonary disorder (COPD) vs. asthma and (iii) for monitoring the efficacy of a given therapy in the management of patients with these diseases. The drug is designed to be used as an inhaler in bronchial-challenge studies in the clinical pulmonary laboratory. Duska believes that Aspirex™ could constitute a diagnostic tool that is superior to the two diagnostic drugs currently used in the United States and in Europe. Last year the company recruited Professor Riccardo Polosa, M.D., an internationally recognized leader in the field of clinical bronchoprovocation (airway-challenge studies) for the position of Clinical Director of the Aspirex™ development program and as a member of the company’s Scientific Advisory Board. Together with Dr. Polosa, the Company is now preparing a proof of concept clinical study, which is expected to commence in the 2nd quarter of 2008.

•

Vagonixen™ is our proposed drug for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. Our proprietary position in this field consists of the blockage of a specific ATP receptor subtype in the lungs. We have identified novel proprietary compounds that have been recently developed in the pre-clinical stage by a pharmaceutical company for an unrelated disease application that could serve as our Vagonixen™ drug candidate. We currently are seeking to enter into an exclusive world wide licensing agreement with this company covering the development of these compounds. We have also commenced preliminary discussions with several companies concerning a potential future strategic alliance with regard to the development of Vagonixen™. We have yet to enter into any agreement. Therefore, our current goal, subject to acquiring a license for these compounds and having sufficient capital resources, will be to complete a Phase I trial for Vagonixen™ before entering into any strategic alliance for this proposed drug.

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

History and Background of Our Company

Prior to August 2004, our company was known as Shiprock, Inc. and had been engaged in very limited activities in an unrelated business. On August 30, 2004, Shiprock completed a merger in which Shiprock, through a wholly-owned subsidiary formed specifically for this purpose, acquired in a merger all of the outstanding shares of Duska Scientific in exchange for 886,390 shares of Shiprock's common stock and warrants and options to purchase a total of 672,065 shares of Shiprock's common stock upon cancellation of outstanding warrants and options to purchase shares of Duska Scientific. As a result of the merger, Duska Scientific became a wholly-owned subsidiary of Shiprock. After the merger, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its prior limited business operations, which were outside of the field of drug development, and moved its offices to Bala Cynwyd, Pennsylvania. Since the merger our operations have been solely dedicated to developing new products for the diagnosis or treatment of human diseases based upon ATP and P2R as previously conducted by Duska Scientific. In January, 2008, we relocated our corporate headquarters to La Jolla, California.

Our operating subsidiary, Duska Scientific, was founded in 1996 as a Delaware corporation by Dr. Amir Pelleg, our current President and Chief Scientific Officer. In 1999, Duska Scientific commenced its drug development operations by acquiring a U.S. patent covering ATPace™ and Vagonixen™ from Dr. Pelleg, the inventor, and the rights to a second U.S. patent from the co-inventors, Dr. Pelleg and Dr. Edward Schulman, who in turn acquired these rights from Drexel University College of Medicine in Philadelphia, Pennsylvania. Dr. Pelleg was a Professor of Medicine and Pharmacology at the Drexel University College of Medicine until September 2004. At that time he became our full-time employee serving in the capacities of President, Chief Operating Officer and Chief Scientific Officer, having served as President and Chief Scientific Officer of Duska Scientific on a part-time basis. Dr. Pelleg is now an Adjunct Professor at the Drexel University College of Medicine. Dr. Schulman is a Professor of Medicine at the Drexel University College of Medicine. We subsequently acquired an exclusive license to a patent covering ATPotent™ from the Italian scientists Dr. Francesco DiVirgilio and Dr. Carlo Foresta, who were co-inventors of this technology. Dr. DiVirgilio, who is a Professor of Immunology at the University of Ferrara in Italy, is a member of our Scientific Advisory Board. Recently, we have acquired from a group of European clinical scientists the exclusive rights for a technology, on the basis of which we are planning to develop Ocuprene™ as a new therapeutic modality in the management of glaucoma.

In May, 2007, James S. Kuo, M.D., MBA joined the Company as a Director; in July, 2007 he became Chairman of the Board of Directors and in October, 2007 he also assumed the position of Chief Executive Officer.

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

P receptors (PR): a family of cell-surface receptors that bind purine molecules divided into two families, P1 and P2 receptors

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

sperm

the reproductive cells of men, produced in the testes

syncope

fainting in which a temporary loss of consciousness and postural tone occurs suddenly vagus nerve

a major cranial nerve (no.10) that carries sensory information from various organs including the lungs and heart, to the brain and signals from the brain to the lungs and heart that cause bronchoconstriction and depressed cardiac functions (e.g., slowing of the heart rate and reduced force of heart muscle contraction), respectively

Background of Our Technologies

Technology

Adenosine 5’-triphosphate (ATP) is a natural substance that plays a critical role in intracellular metabolism and fueling bodily functions. Intracellular ATP, which is the energy source of all functions of the human body, is released from various cell types into the extracellular space under physiologic and pathophysiologic conditions. In 1929, Drs. Drury and Szent-Gyorgyi were the first to observe the pronounced cardiovascular effects of extracellular adenosine, a byproduct of ATP’s degradation, and related compounds; since then, numerous studies have documented various effects of ATP in different cells, tissues and organs mediated by specific cell-surface receptors called P2 receptors (“P” denoting purinergic; P2R). ATP is considered a local regulator that plays an important physiologic role under both normal and disease conditions.

Purinergic Signal Transductions

In the late 1970’s, Dr. Geoffrey Burnstock hypothesized that specific cell surface receptors, which he called purinoceptors, or P receptors, mediate the actions of adenosine and ATP. Dr. Burnstock classified these into P1 and P2 receptors, respectively. It is now well established that extracellular ATP and related compounds exert their effects by activating the P2 receptors (P2R) and that the P1 receptors (P1R) mediate the effects of extracellular adenosine, the product of enzymatic degradation of ATP. P2R are further sub-divided into two receptor families: P2X and P2Y. P2X are ligand activated cationic channels in cell membranes and P2Y are G protein coupled, seven trans-cell-membrane domains receptors. Fifteen different P2R have been cloned heretofore.

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

A. ATPace™

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

Product Development Plan

The rate of patient enrollment in our ATPace™ Phase II trial to date was slower than we had originally anticipated. Accordingly, we suspended the enrollment of patients into the trial, effective as of March 27, 2006, and as we announced in the Company’s previous Annual Report on Form 10-KSB, we have considered alternative strategies for an expeditious drug development pathway. Specifically, we asked Cato Research, Inc., our Clinical Research Organization (CRO) to assess the feasibility of filing for New Drug Application (NDA) for ATPace™ as a therapeutic drug for the acute management of PSVT under section 505(b)(2) of the FDA. This section covers “an application that contains full reports of investigations of safety and effectiveness but where at least some information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right of reference”. Following an in-depth analysis, the CRO has notified us that regarding ATPace™ a “505(b)(2) application is a potential route to approval, however, only under certain conditions”. Accordingly, the CRO recommended that we obtain relevant data from patients who have recently been studied or treated using an identical formulation to ATPace™ to supplement published data of more than a thousand patients that the company has forwarded to the CRO. Therefore, we have contracted Dr. Daniel Flammang in France and Professor Bernard Belhassen in Israel, both of whom possess the desired data, and have agreed to furnish it to Duska. The data from Prof. Belhassen and Dr. Flammang will be combined with Duska’s own data generated in Phase I and II clinical trials with ATPace™. The CRO has estimated that it will take approximately 6 to 12 months, and $850,000 to complete the preparation of the NDA for ATPace™, under Section 505(b)(2) of the FDA. NDA filing fees with the FDA are estimated at $1.2 million. We have requested a Type C advisory meeting with the FDA to present, discuss and obtain answers to several questions submitted by the Company related to the regulatory pathway of ATPaceTM; in mid-April we are scheduled to meet with the FDA.

B. ATPotent™

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

ATPotent™, “a natural sperm booster:” ATPotent™ is being developed as a new sperm medium (i.e., a medical device). Asthenozoospermia, i.e., lack or low sperm motility, is a common cause of male factor infertility. In a retrospective study (1992-1999) that documented the prevalence of this pathology in infertile men, 82% of the studied samples had altered motility. However, laboratory interventions aimed at improving sperm function in conjunction with minimally invasive infertility treatments (intra-cervical or intrauterine insemination), or standard in vitro fertilization (IVF) without resorting to intra-cytoplasmic sperm injection (ICSI), are practically nonexistent. Italian clinicians and scientists have shown that extracellular ATP-treated sperm from 22 infertile males exhibited significant increase (by 54%) of fertilization rate during IVF procedures compared with non-treated sperm. We are the exclusive licensee of a patented technology for ATP-based diagnosis of male infertility and treatment of human sperm as a means to improve the performance of human sperm during IVF and/or IUI procedures. (ATPotent™ is not indicated for use in conjunction with ICSI, a specific in vitro fertilization procedure, which is employed in special male infertility cases.) Please see “Intellectual Property” on page 16.

Product Development Plan

Pre-clinical studies at the University of Pennsylvania have recently been completed. A final report submitted by the investigators have shown that mouse sperm treated with ATP, the active ingredient of ATPotent™, demonstrated improved motility and an approximately 400% increase in the in vitro fertilization rate as compared with the control group. In addition, ATP treatment of human sperm either with normal characteristics or with low motility as well as human sperm with low motility from cryopreservation (stored frozen) resulted in significant improvement of motility parameters. Furthermore, recent preliminary studies performed for Duska by European scientists associated with the company have reproduced the effects of ATP on the motility of human sperm obtained from 27 patients with asthenozoospermia (lack or reduced sperm motility). Based on these new observations, we have filed a provisional patent application on February 27, 2007.

We are planning to file with the FDA a marketing approval application (510k) for ATPotent™ as a device and have contracted a CRO that specialize in regulatory issues related to medical devices. The FDA may request additional human data required to demonstrate the final clinical endpoint of efficacy that is outlined in our proposed protocols. In either such event, the action of the FDA could significantly increase the timing and cost of the ATPotent™ research program. We estimate the cost of clinical trials may run around $90,000, and the cost of an IDE at $30,000.

C. Aspirex™

Aspirex™ is a proposed diagnostic drug for (i) the identification of patients with asthma, (ii) the differential diagnosis between chronic obstructive pulmonary disorder (COPD) vs. asthma and (iii) for monitoring the efficacy of a given therapy in the management of patients with these diseases. The drug is designed to be used as an inhaler in bronchial-challenge studies in the clinical pulmonary laboratory. Duska believes that Aspirex™ could constitute a diagnostic tool that is superior to the two diagnostic drugs currently used in the United States and in Europe.

Last year the company recruited Professor Riccardo Polosa, M.D., an internationally recognized leader in the field of clinical bronchoprovocation (airway-challenge studies) for the position of Clinical Director of the Aspirex™ development program and as a member of the company’s Scientific Advisory Board. Together with Dr. Polosa, the Company is now preparing a pre-clinical study which is expected to commence in the 2nd quarter of 2008. The cost of the proof of concept study is estimated at $90,000, and development of an IND at $50,000.

D. Vagonixen™

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

Product Development Plan

Vagonixen™ is our proposed drug for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. Our proprietary position in this field consists of the blockage of a specific ATP receptor subtype in the lungs. We have identified novel proprietary compounds that have been recently developed in the pre-clinical stage by a pharmaceutical company for an unrelated disease application that could serve as our Vagonixen™ drug candidate. We currently are seeking to enter into an exclusive world wide licensing agreement with this pharmaceutical company covering the development of these compounds. We have also commenced preliminary discussions with several companies concerning a potential future strategic alliance with regard to the development of Vagonixen™. We have yet to enter into any agreement. Therefore, our current goal, subject to acquiring a license for these compounds and having sufficient capital resources, will be to complete a Phase I trial for Vagonixen™ before entering into any strategic alliance for this proposed drug.

In the event we acquire these compounds, we intend to develop one of them as Vagonixen™ drug candidate (that is a novel powder formulation) to be administered by a dry powder inhaler (DPI). DPI design is based on state-of-the-art technology for drug administration into the lungs. The inhaler will be a handheld device that delivers a precisely measured dose of medication into the lungs.

E. Ocuprene™

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

Additional Potential Applications for Our Technology

In addition to our current and proposed product candidates that are in various stages of active development, we currently negotiating a licensing agreement with a leading US academic center regarding proprietary technology aimed at addressing unmet clinical need related to oone of the most prevalent cardiovascular disorder.

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

ATPace™

We are planning on filing an NDA with a therapeutic claim, i.e., the acute termination of paroxysmal supraventricular tachycardia (PSVT) involving the atrio-ventruicular node (AVN). It has been estimated that there are 89,000 new cases/year and 570,000 persons with PSVT in the US alone; Thus, PSVT is one of the most common cardiac arrhythmias. In addition, we intend to pursue the development of the product as a diagnostic tool (the original indication) upon its approval by the FDA for the therapeutic use.

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

ATPotent™

Asthenozoospermia, i.e., lack or low sperm motility, is a common cause of male factor infertility. In a retrospective study (1992-1999) that documented the prevalence of this pathology in infertile men, 82% of the studied samples had altered motility. However, laboratory interventions aimed at improving sperm function in conjunction with minimally invasive infertility treatments (intra-cervical or intrauterine insemination) or standard in vitro fertilization (IVF), without resorting to intra-cytoplasmic sperm injection (ICSI), are practically nonexistent. According to the U. S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2003 there were more than 430 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. The CDC reported that in 2003 approximately 122,800 Assisted Reproductive Technology procedures were performed for the treatment of infertility in the approximately 390 clinics in the U.S. that submitted survey data. In 2002, fertility clinics in the U.S. collected $2.7 billion for their services. Approximately 800,000 IUI procedures are performed each year in the US alone. We expect the primary target market for ATPotent™ to be the IUI and IVF procedures which constitute a portion of the overall ART procedures performed in the U.S.

Vagonixen™

In North America, COPD is the fourth most common cause of death and approximately 16 million individuals have been diagnosed as symptomatic COPD patients. Recent estimates indicate that COPD resulted in $32.1 billion direct and indirect costs in 2002, which is a manifestation of the major economic impact on society of this disease. In 2005, the estimated number of persons who died of COPD in North America is 130,000. It is expected that by 2020, COPD will become the third leading cause of death in the U.S. COPD also is an increasing cause of morbidity and mortality worldwide. We estimate the total COPD therapeutic market in the U.S. at $1.6-$2.0 billion annually and believe that Vagonixen™ could address a small portion of that market.

Ocuprene™

We estimate the total worldwide glaucoma therapeutic market at $1.5 billion annually and believe that Ocuprene™ could address a small portion of that market.

Manufacturing

ATP powder, an inexpensive product, is manufactured by several leading manufacturers of pharmaceutical raw materials. The world’s largest manufacturer of ATP supplies us with ATP powder, the specifications of which are recorded by the FDA in a Drug Master File. We have entered into contract manufacturing agreements with a U.S. subsidiary of Boehringer-Ingelheim, BVL that is FDA approved and another U.S. specialty company approved by the FDA to perform the analytical services, storage and packaging of ATPace™ for clinical supplies in connection with our ATPace™ clinical research program.

We have received from our contract manufacturer and have been using in our clinical trials investigational ATPace™ drug supplies. In case additional clinical studies are required by the FDA before the agency accepts our NDA, we may need to contract with BVL to produce sufficient additional quantities of the investigational drug to complete these clinical trials. At this time, we are unable to estimate our costs to manufacture our drug candidates.

Intellectual Property

Our technology and current and proposed product candidates under development are currently covered by the following patents and corresponding pending patent applications described below:

•

A Process for Regulating Vagal Tone (U.S. Patent #5,874,420 issued on February 23, 1999; Australian Patent #710,770 issued on January 20, 2000; European Patent #0906102B1 issued on June 16, 2004 (Canadian and Japanese patent applications are pending). Duska Scientific is the owner of these patent properties. The granted United States and Australian patents cover a method of modulating vagal tone by administering a mediator of P2X-purinoceptors on vagal afferent nerve terminals. The granted European applications patents and pending Japanese application claims cover the use of an antagonist or allosteric modifier of P2X-purinoceptors on vagal afferent nerve terminals for reducing vagal tone. The claims in all countries also cover the use of mediators of P2 purinoceptors for diagnosing abnormal vagal tone. The mediator of P2X purinoceptors is exemplified in our current product candidate, ATPace™, and our proposed product candidate, Vagonixen™.

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

14

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

In addition to patents, we also license certain of our intellectual property:

•

Pursuant to a License and Assignment Agreement dated November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman (i) assigned to Duska Scientific their ownership, which they in turn acquired from Drexel University College of Medicine, of an invention and all related patents and intellectual property, including an issued U.S. patent, that are the basis for ATPace™ and Vagonixen™ and (ii) granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including a pending U.S. patent application, that are the basis for Primastrene.™ In consideration for this assignment and license, Duska Scientific issued 240,000 shares of its common stock to Dr. Pelleg and 240,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals an amount equal to (i) 2% of the net sales of products by Duska Scientific based on the foregoing inventions and (ii) 2% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing inventions (a portion of these royalties they each had assigned to the medical institution with which they were then associated). On December 14, 2001, Drs. Pelleg and Schulman assigned to Duska Scientific their ownership of the invention, including the pending U.S. patent application, relating to Primastrene™ and they continue to have the right to receive the payments from Duska Scientific as described above with respect to Duska’s net sales and license fees and royalties or other similar payments paid to Duska Scientific by any licensee that are based on this invention.

•

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

Strategic Alliances

We have entered into a number of strategic alliances and collaborative arrangements including those with Medtronic, Inc. and Cato Research Ltd. These arrangements are summarized below.

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

Cato Research Ltd.

In February 2004, we entered into an agreement with Cato Research Ltd., a leading clinical contract research organization, under which Cato Research agreed to provide clinical research management and regulatory affairs support to us for our Phase II and Phase III clinical trials of ATPace™. Cato Research previously had provided certain contracting services to us for our Phase I clinical trial for ATPace™. In consideration for its Phase II services, we issued some of our securities to affiliates of Cato Research and may issue additional securities to it in consideration for services that it provides for our Phase III clinical trials of ATPace™. Upon the satisfaction of the condition that we successfully raised total net proceeds of at least $5,000,000 from a qualified financing, which occurred with the sale of our Secured Convertible Notes in September 2007, we are obligated to use Cato Research for any Phase III clinical trials of ATPace™, and Cato Research has an obligation to provide such additional services to us.

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

ATPace™

Adenosine, a byproduct of the enzymatic degradation of ATP, is currently the drug of choice for the acute termination of PSVT. We believe that because ATP, the active ingredient in ATPace™, can also diagnose the mechanism of several arrhythmias, it will have a significant advantage over adenosine once approve for marketing by the FDA. Currently, there is no other drug specifically approved by the FDA for the diagnosis of the cause of syncope in the U.S. Several other existing diagnostic tools would compete with ATPace™. These would include the head-up tilt table test (HUT), which is not approved by the FDA but nonetheless is widely used in clinical practice, and the Medtronic Reveal® Plus Insertable Loop Recorder (ILR), which is approved by the FDA.

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

Employees

As of December 31, 2007, we employed three full-time employees and two part-time employees who are primarily engaged in our day to day operations. Two of our full-time employees are also officers of the Company. In addition, certain members of our Board of Directors and members of our Scientific Advisory Board provide us with research and development assistance on a part-time, limited basis. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good. We do not have employment agreements with any of our employees other than Dr. Kuo and Dr.Pelleg.

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently maintain our offices in La Jolla, California, a suburb of San Diego and Newtown Square, Pennsylvania, a suburb of Philadelphia. We lease our San Diego offices under a one-year lease which expires in November, 2008. We currently pay $1,390 per month in rent. We lease our Newtown Square offices under a one-year lease which expires in January, 2009. We currently pay $800 per month in rent under the lease for office space. We believe our office space is suitable and adequate for its present use.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 2007, our Board of Directors submitted to a majority of the holders of our common stock, in lieu of a special meeting, and recommended approval of an increase in the number of $0.001 par value authorized common shares to 125,000,000. At January 10, 2008, a majority of the holders of our common stock had executed a written consent approving this increase. The approval by the shareholders will not become effective until 20 days from the date of mailing of an information statement to our shareholders, and the filing of amended Articles of Incorporation with the Secretary of State of Nevada.

In February, 2008, the Board approved an increase to 6,500,000 in the number of options subject to award under our 2004 Equity Incentive Plan and submitted this to a majority of the holders of our common stock, in lieu of a special meeting, for ratification. At March11, 2008, a majority of the holders of our common stock had executed a written consent approving this increase. The approval by the shareholders will not become fully effective until 20 days from the date of mailing of an information statement to our shareholders.

The elimination of the need for a special meeting of the shareholders to approve these motions is authorized by Section 78.320 of the Nevada Revised Statutes, (the "Nevada Law"). This Section provides that the written consent of the holders of outstanding shares of voting capital stock, having not less that the minimum number of votes which would be necessary to authorize or take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting. According to this Section 78.390 of the Nevada Law, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company's Articles of Incorporation. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Amendment as early as possible in order to accomplish the purposes of the Company, the Board of Directors of the Company voted to utilize the written consent of the majority shareholders of the Company.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 30, 2004 under the symbol “DSKT.” Prior to the merger in which Duska Scientific became our wholly owned subsidiary on August 30, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol “SRKI.” Subsequent to the 1-for-20 reverse split on March 26, 2007, our common stock has been traded on the OTC Bulletin Board over-the-counter market under the symbol “DSKA.”

There was little or no trading in our common stock prior to the merger on August 30, 2004 and there has only been limited trading since then. The following closing price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low

Fiscal 2007

March 31, 2007	$1.00	$0.54

June 30, 2007	$0.75	$0.23

September 30, 2007	$0.55	$0.30

December 31, 2007	$0.59	$0.42

Fiscal 2006

March 31, 2006	$10.20	$6.20

June 30, 2006	$12.00	$4.00

September 30, 2006	$3.80	$1.00

December 31, 2006	$2.69	$0.20

Stock Split

On March 26, 2007, we reversed our outstanding Common Stock on a twenty for one (20:1) basis, while retaining the current par value of $0.001, with no stockholder reduced below one hundred (100) shares, on a per stockholder of record basis. This reverse stock split reduced the number of issued and outstanding common shares from 48,751,510 to 2,437,575 common shares and had no effect on the authorized number of shares. All numbers in this annual report on form 10-KSB have been adjusted to reflect the reverse split.

Holders

As of December 31, 2007, there were approximately 154 holders of record of our common stock.

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

Sales of Unregistered Securities

On February 28, 2008, the Company issued 42,215 shares of its common stock to one of the law firms it previously used, along with a note for $27,804 to settle $44,304 unpaid invoices.

On December 28, 2007, the Company issued 140,000 shares of its common stock to two investor relations firms it employs, pursuant to contracts with those firms which call for compensation in the form of stock and in cash.

In May, 2007, the Company sold 807,217 shares of its common stock to qualified investors for proceeds of $242,165.

In January, 2007, the Company sold 800,000 shares of its common stock to qualified investors for proceeds of $320,000. At the same time, the Company issued 637,000 shares of its common stock to qualified investors as part of an inducement to convert their interest-bearing notes.

In the second quarter of 2006, the Company issued 26,000 shares of its common stock in a private placement to qualified investors for proceeds of $130,000.

In June, 2005, the Company issued 1,250 shares of its common stock in return for a license whereby it acquired exclusive rights to proprietary technology aimed at development of a potential new therapeutic treatment of glaucoma. The Company issued 1,250 shares of its common stock to the owners of the technology in connection with the agreement. Such shares were valued at $31,250.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ending December 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)*	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,426,716	$0.88	73,284
Equity compensation plans not approved by security holders	—	—	—
Total	5,426,716	$0.88	73,284

* We intend to issue 1,000,000 options to our Chief Scientific Officer upon the effective date of our Information Statement 14-C

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of several products including two current product candidates and four proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

Plan of Operation

We are a development stage enterprise. As such, we are developing products for clinical and therapeutic uses, but have not yet developed any products to the point where they are producing revenue through sale or license, although we have several drug candidates at various stages of devleopment. Accordingly, for us to continue operations, we must obtain funds through the issuance of additional equity or debt. In August and September, 2007, we raised $5.9 million through the sale of secured convertible notes with warrants. In order to complete the work necessary to file new drug applications for ATPace™ and ATPotent™, we may need to raise substantial additional funding through the issuance of equity securities, debt securities or both. Our Contract Research Organization has estimated that it will take approximately 6 to 12 months and $850,000 to complete the preparation of the NDA for ATPace™, under Section 505(b)(2) of the FDA. We have completed pre-clinical trials with ATPotent™ and filed a provisional patent application on February 27, 2007. We intent to approach the FDA to discuss the potential pathway for the clinical development of ATPotent™. In addition, we continue research on our other drug candidates Aspirex™, Vagonixen™, and Ocuprene™, and estimate our developmental expenses for those drug candidates will be at least $250,000 during 2008. We do not expect to make any significant investments in facilities or equipment, nor hire a significant number of employees until we file our first NDA.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we adopted SFAS 123R as of January 1, 2006. The Company has elected to use the modified prospective transition method. Under this method, the Company will not adjust any prior financial statements and will recognize expense for any new stock-based awards and the unvested portion of unvested awards as of January 1, 2006. For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the related equity securities based on the fair value based method.

Notes and Warrants

As described further in Note 4 of the accompanying financial statements, we entered into note and warrant purchase agreements in the third and fourth quarters of 2006. Because the notes were issued with detachable warrants, in accordance with Accounting Principles Board Opinion No. 14, the fair value of the warrants was recorded as a debt discount and additional paid-in capital on a relative value basis, with the debt discount amortized to interest expense over the life of the notes. The notes, which are convertible into common stock, have a beneficial conversion feature, which has been recorded as a debt discount and additional paid in capital as prescribed in EITF Issue No. 98-5. Debt discount is amortized to interest expense over the life of the notes, in accordance with the guidance in EITF Issue No. 00-27. We sweetened the conversion terms on these notes to induce conversion of the notes to equity in the fourth quarter of 2006 in order to reduce the burden of interest expense on the company. Half of the holders of those notes accepted our offer in December 2006, and the accompanying financial statements include a charge of $218,575 to reflect the cost of that inducement. In addition, under EITF Issue 00-27, the unamortized discount remaining at date of the conversion is expensed. The accompanying financial statements include as part of interest expense the $85,063 remaining unamortized discount on those notes at the date the conversion was accepted by the holders. The other half of the holders accepted our offer in January 2007, so the remaining discount of $57,006 was expensed in January 2007, along with the charge of $136,397 for the cost of the inducement to convert on those notes.

As described further in Note 4 of the accompanying financial statements, On August 24 and 28, 2007, the Company completed a private placement of securities in the form of Units (the “Units”) sold solely to accredited investors. The units consisted of 90-day convertible zero-interest notes with a face amount of $250,000 together with detachable five-year warrants exercisable for 625,000 shares of restricted common stock at a price of 40¢ per share, for total proceeds of $250,000 to the Company. The Company determined that these notes contained a beneficial conversion feature of $114,501 and the relative fair value of the warrants using a Black-Scholes formula was $135,499. Accordingly, these amounts were added to debt discount and will be amortized to interest expense over the three month life of the notes. During the twelve months ended December 31`, 2007, $250,000 of debt discount was amortized to interest expense. These notes were considered conventional convertible debt.

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

The Convertible Notes are due on September 26, 2009 and interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $.40 per share. The notes also have registration rights, with liquidated damages for failure to file a registration statement within 90 days of issuance or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. Based on the present facts and circumstances, the Company does not consider the payment of any registration rights payments to be probable under SFAS 5, and, accordingly, has not accrued any such payments.

The Company determined that a beneficial conversion option existed upon the sale of these notes of $2,148,309. Although these notes are not considered conventional convertible debt, under the criteria of EITF 00-19, the embedded conversion option did not meet the criteria for bifurcation and separate accounting as a derivative. The Company determined that the relative fair value of the debt was $2,148,309 and the relative fair value of the warrants was $3,601,691, using a Black Scholes formula. The fair value of the warrants and the value of the beneficial conversion option were recorded as debt discount and an addition to Additional Paid in Capital, and will be amortized over the two-year life of the debt.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and recorded no material effect on its financial condition and results of operations as a result of the significant unutilized net operating loss carryforwards.

In July 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities, and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement became effective for the Company as of January 1, 2007, and did not have a material effect on the Company’s results of operations or financial condition for 2007.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, “Accounting for Contingencies,” when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company adopted this FSP in the first quarter of 2007, and recorded no adjustments as a result.

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160), which clarifies the accounting for noncontrolling, or minority interests. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company has evaluated the impact that the adoption of SFAS 160 will have on its financial condition and results of operations and concluded there will be no material adjustment, nor requirement for expanded disclosures as there are presently no noncontrolling owners of the Company.

In February 2008, the FASB issued FASB Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to result in additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue is effective for the Company as of January 1, 2008. While the Company is enters negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue are not expected to have a material effect upon the Company’s results of operations or financial condition upon adoption.

Results of Operations

Comparison of Fiscal Year ended December 31, 2007 to Year ended December 31, 2006.

For the year ended December 31, 2007 we reported a net loss of $3,900,730, as compared to a net loss of $2,000,242 for the year ended December 31, 2005. We expect our net losses to grow as a result of higher research and development expenses, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

General and administrative expenses were $2,201,523 and $1,272,426 for the years ended December 31, 2007 and 2006, respectively, and consisted principally of officers’ and employees’ salaries, legal and accounting fees, stock option expense and facilities costs. We recorded expense of $301,737 in the first quarter of 2006 related to the issuance of warrants to purchase shares of our common stock to our investor relations consulting firm. This expense was calculated using the Black-Scholes valuation method and had no effect on our cash balances. We may issue additional options and/or warrants to consultants and others in the future which may increase our general and administrative expenses. During the third and fourth quarters of 2007, the Company awarded options to purchase 6,353,203 shares, for which it recognized expense of $915,127 during those quarters. Total stock option expense for 2007 was $1,015,532, compared to $80,461 for 2006. Salary and benefits expense during 2007 was $451,745, compared to $305,139 for 2006, as a result of hiring 2 additional employees in the third and fourth quarters of 2007.

Research and development expenses were $370,382 and $364,382 for the years ended December 31, 2007 and 2006, respectively. Research and development expenses consisted mainly of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™.

During 2004, we entered into an agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™ (the “Cato Agreement”). Under the terms of the Cato Agreement, we agreed with Cato that up to $500,000 of the compensation due to Cato for its services would be paid by us issuing to Cato (or its designees) 25,000 units of our securities (the “Cato Units”). Each Cato Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $50.00 per share. The warrants expired in August 2007. Pursuant to the Cato Agreement, the parties agreed that 40% of each Cato invoice (excluding out of pocket expenses and certain other costs) will be paid with Cato Units, with the balance payable in cash. During 2007 and 2006, we recorded $60,962.30 and $134,811 of expenses associated with the Cato Agreement (included in research and development expense), which amounts include $5,074 and $52,886, respectively, which have been, or will be, satisfied through the release of Cato Units from escrow.

Including the $5,074 and $52,886 non-cash expenses recorded in 2007 and 2006, respectively, pursuant to the Cato Agreement discussed above, research and development expense was $365,308 in 2007 versus $311,946 in 2006. We expect our research and development expenses to increase significantly in the future, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

Interest expense was $1,382,565 and $163,746 for the years ended December 31, 2007and 2006, respectively. Included in interest expense recognized in 2007 was $148,688 of cash interest paid, primarily as a result of the convertible secured notes sold in September 2007, $890,543 of amortization of debt discount, and $339,400 of amortization of debt issuance costs.

Included in expense in 2006 is $218,575 related to the cost of inducing conversion on the convertible notes. This was the increase in fair value of the securities to be issued over the fair value of the securities issuable under the original terms of the notes.

Our net loss of $3,900,730 in 2007 exceeded our net loss of $2,000,242 in 2006 primarily because of the increase in interest expense related to the $5.9 million of convertible debt sold in the third quarter of 2007 and the increase in general and administrative expense resulting from increased stock option expense in 2007 over 2006.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $4,417,481, compared to $8,236 at December 31, 2006. Working capital totaled $4,123,440 at December 31, 2007, compared to negative working capital of ($1,283,200) at December 31, 2006. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.4 million of equity securities and convertible debt issues. During the twelve months ended December 31, 2007 our cash flow from financing activities was primarily attributable to proceeds from our issuance of convertible notes of $6 million, exclusive of the $100,000 note we repaid, and expenses of the offering of $677,500. We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the twelve months ended December 31, 2007, our cash used in operating activities was $1,332,930. Based on our current plan of operations, provided that we are not required to repay the convertible notes in cash and all warrants are exercised by the payment of cash rather than cashless exercise, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures into 2010. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants of 42.9 million shares. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

As of December 31, 2007, we had long-term debt obligations with a face value of $5,900,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities. Our $5.9 million of convertible notes maturing September 2009 carry a coupon interest rate of 10% which require payment on a quarterly basis in cash or, under certain conditions, stock. In the event that we fail to perform our obligations to deliver stock upon conversion of the notes we could be liable for the greater of (A) (i)1% of the principle of such notes being converted for the first 5 days and (ii) 2% of such amount thereafter and (B)$2,000 per day. We do not believe that inflation has had a material impact on our business or operations.

We currently have the intention, and reasonably believe we will be able to make the interest payments on the outstanding convertible notes, which amount to $590,000 annually. However, if the note holders wish to be repaid at maturity, we will need to raise additional funds through the sale of equity or debt.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Prospectus, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We have never generated any revenues, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable, and as a result, we may have to cease operations and liquidate our business.

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the twelve month periods ended December 31, 2007 and 2006, we had net losses of approximately $3.9 million and $2 million, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.4 million of net proceeds since 1996. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates may be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations into 2010, assuming that the convertible notes convert into common stock and that substantially all of the outstanding warrants are exercised through cash payments rather than cashless exercise. If either of these assumptions proves otherwise, our cash balances may be exhausted in 2009. We may need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs.

We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if we do not find a strategic partner to assist with the funding of our Phase II and Phase III trials for ATPotent™. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Our current and proposed product candidates remain subject to significant uncertainty.

All of our current and proposed product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. We only have three full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. There can be no assurance that we will be able to satisfactorily develop our technologies or market our current or proposed product candidates so that they will generate revenues. The successful development of our product candidates is subject to the risk that we may not be able to:

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

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we have been and likely will be required to issue securities to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in August, 2007, we sold $250,000 of convertible notes with detachable warrants which were convertible into 625,000 shares of our common stock; the warrants could be exercised to purchase an additional 625,000 shares of our common stock at a price of 40¢ per share. To raise additional funds, in August, 2007 we entered into a placement agent agreement which provided that the placement agent receive a warrant to purchase 250,000 shares of our common stock at an exercise price of 56¢ per share. The placement agent helped us to sell in September, 2007 two-year 10% convertible notes with a face value of $5,750,000, which are convertible into 14,375,000 shares of our common stock at a conversion price of 40¢ per share; the notes also carried one-year warrants for the purchase of 14,375,000 shares of our common stock at an exercise price of 50¢ per share and five year warrants for the purchase of 14,375,000 share of our common stock at an exercise price of 44¢ per share. Both warrants may be exercised in whole or in part on a cashless exercise basis. In connection with this transaction, we issued an additional warrant to the placement agent for the purchase of 4,312,500 shares at an exercise price of 44¢ per share. In addition, two of the holders of the August note converted a total of $150,000 of their convertible notes into two year notes on substantially the same terms as the September notes, which could result in the issuance of 375,000 shares upon conversion of the notes, along with one-year warrants for the purchase of 375,000 shares of our common stock at an exercise price of 50¢ per share and five year warrants for the purchase of 375,000 shares of our common stock at an exercise price of 44¢ per share.

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

Regarding the development of ATPotent™ as a proposed drug for the treatment of male infertility, we are currently conducting pre-clinical studies with ATP, which is the active ingredient of ATPotent™. There is no assurance that these studies will yield the desired data. Even if the latter is obtained, the FDA may not accept the data from these studies. In either case, the development of ATPotent™ may be delayed or even abandoned altogether; in the case of a delay, the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

We may from time to time conduct pre-clinical studies for our product candidates at medical centers whose facilities do not conform to the FDA’s good laboratory practice regulations. Data generated from studies at those facilities may, under certain circumstances, not be accepted by the FDA for use in IND (as defined below) or other filings with that agency. Our current pre-clinical studies of ATPotent™ are being conducted at the University of Pennsylvania without compliance with the FDA’s good laboratory practices, and there can be no assurance that the data generated from these studies will be accepted by the FDA should we seek to include this data in any FDA filings for ATPotent™.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. The rate of patient enrollment in our ATPace™ Phase II trial to date was slower than we had originally anticipated. Accordingly, we suspended the enrollment of patients into the trial, effective as of March 27, 2006, and as we announced in the Company’s last Annual Report on Form 10-KSB, we have considered alternative strategies for an expeditious drug development pathway. Specifically, we asked Cato Research, Inc., our Clinical Research Organization (CRO) to assess the feasibility of filing for New Drug Application (NDA) for ATPace™ as a therapeutic drug for the acute management of paroxysmal supra ventricular tachycardia (PSVT) under section 505(b)(2) of the FDA. This section covers “an application that contains full reports of investigations of safety and effectiveness but where at least some information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right of reference”. Following an in-depth analysis, the CRO has notified us that regarding ATPace™ a “505(b)(2) application is a potential route to approval, however, only under certain conditions”. Accordingly, the CRO recommended that we obtain relevant data from patients who have recently been studied or treated using an identical formulation to ATPace™ to supplement published data of more than a thousand patients that the company had forwarded to the CRO. Therefore, we have contracted Dr. Daniel Flammang in France and Professor Bernard Belhassen in Israel, both of whom possess the desired data, and have agreed to furnish Duska with it. The data from Prof. Belhassen and Dr. Flammang will be combined with Duska’s own data generated in Phase I and II clinical trials with ATPace™. The CRO has estimated that it will take approximately six to 12 months to complete the preparation of the NDA for ATPace™, under Section 505(b)(2) of the FDA. There is no guarantee that the FDA would favorably consider such an application. Although we are planning on pursuing the 510k pathway for ATPotent™, there is no guarantee that the FDA would consider favorably our application; we may be required to carry out additional studies to meet FDA potential requests. Therefore, we may encounter significant delays and additional costs in the development of ATPotent™ and may even abandon the development of this product altogether.

We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen™ Ocuprene™, or Aspirex™.

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

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products or diagnosing or treating various diseases that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs or medical devices that may compete with our current and proposed product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are which could adversely affect our competitive position and business.

The head-up tilt table test, or HUT, and implantable loop recorder (ILR), are established diagnostic tools that will, along with other diagnostic procedures, compete with ATPace™. Various existing treatment options for male infertility (such as surgical intervention, drug and hormonal therapies and assisted reproductive technology procedures, including intracytoplasmic sperm injection (ICSI)) will compete with ATPotent™. There are a number of drugs currently used for the treatment of chronic obstructive pulmonary diseases and chronic cough; other drugs currently under development by pharmaceutical companies are expected to compete in this market by such time, if ever, that Vagonixen™ is approved for marketing.

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

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our current and proposed product candidates, and do not have the capability and resources to manufacture, market or sell our current and proposed product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our current and proposed product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our proposed product candidates. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have entered into certain agreements with Medtronic, Inc. and Cato Research Ltd. but we may not be successful in entering into additional such alliances on favorable terms or at all. Even if we do succeed in securing additional alliances, we may not be able to maintain them if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

We have entered into an agreement with Cato Research and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™). We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace™ with a subsidiary of Boehringer Ingelheim, Ben Venue Laboratories (“BVL”). A new batch of ATPace™ must be produced and supplied to clinical sites to resume the clinical trial associated with this drug. Presently, BVL is capable of producing the new batch in its first quarter production schedule. However, it is unknown to what extent BVL’s future production schedules would accommodate our needs. Furthermore, there can be no assurance that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We will be required to expend substantial amounts (which in the case of Cato Research will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

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

Even when we obtain patent protection for our current and proposed product candidates, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties or protect us against our infringement of the proprietary rights of third parties. Patent litigation is expensive, and we may not be able to afford the costs.

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

•

find our patents are unenforceable, invalid, or have a reduced scope of protection, or

•

find our patents are not infringed

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

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. James Kuo, Chief Executive Officer and Chairman of the Board and Dr. Amir Pelleg, President and Chief Scientific Officer. At December 31, 2007, we had only three full-time employees and two part-time employees. We have employment agreements with Dr. Kuo and Dr. Amir Pelleg to serve in their current capacities, which may be terminated by either upon 30 days notice. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services might have a material adverse effect on our operations.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. As of the filing of this Form 10-KSB, we are required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

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

If we do not fulfill our registration requirements or delivery obligations in a timely fashion, we will suffer liquidated damages, which may be very costly.

On September 27, 2007 we sold an aggregate of $5,750,000 principal amount of secured convertible notes to four accredited investors. The notes have registration rights, with liquidated damages for failure to file a registration statement within 90 days or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is declared effective; in the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payable would be $575,000. The Company has not accrued any such payments. We have filed a registration statement with respect to such securities, however, there can be no assurance that the registration statement will be declared effective in such time period or that a registration statement covering all of the securities will be declared effective. In addition, the notes provide that if we fail to timely deliver shares upon conversion of the notes, we will be required to pay (in addition to interest at a rate of 10% per annum) to the holder of the notes in cash an amount per trading day(as defined in the note) for each trading day until the shares are delivered equal to the greater of (A)(i)1% of the aggregate principal amount of notes that requested to be converted for the first 5 trading days after the delivery date and (ii) 2% of such amount thereafter and (B)$2000 per day as liquidated damages.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

SFAS 123R requires companies such as us to record all stock-based employee compensation as an expense. SFAS 123R applies to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As a small business issuer, we adopted these new rules as of January 1, 2006. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

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

There is a Lack of Liquidity in our Common Stock due to our Limited Public Market

There is a limited public market for the Company's Common Stock. The Common Stock is currently quoted on the OTC-Bulletin Board. The market for the Company's Common Stock is limited. There can be no assurance a meaningful trading market will develop. We make no representation about the value of our Common Stock.

The Company's common stock price could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in pharmaceutical industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of the Company's common stock if it ever becomes tradable.

The Fact that we are subject to Penny Stock Regulation may make it less appealing for a broker-dealer to engage in transactions involving our securities.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•

control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

39

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 7.

FINANCIAL STATEMENTS.

The auditors’ report, consolidated financial statements and the notes, which are attached hereto, beginning at page F-1, are incorporated herein by reference.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-KSB a report on the effectiveness of our internal control over financial reporting.

Management of Duska Therapeutics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Duska Therapeutics;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Duska Therapeutics are being made only in accordance with authorizations of management and directors of Duska Therapeutics; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Duska Therapeutics’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that Duska Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

Due to the complexity of the accounting for the convertible notes with detachable warrants, there were material additional adjustments made to interim financial statements prior to their publication. In management’s view, this was not the result of a material weakness in internal control due to the complexity of the accounting rules and their interpretations affecting transactions of this nature, and the infrequent nature of such transactions at the Company. Other than the foregoing, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for Duska Therapeutics, Inc. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Due to the complexity of the accounting for the convertible notes with detachable warrants, there were material additional adjustments made to interim financial statements prior to their publication. In management’s view, this was not the result of a material weakness in internal control due to the complexity of the accounting rules and their interpretations affecting transactions of this nature, and the infrequent nature of such transactions at the Company. Other than the foregoing, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Duska Therapeutics, Inc., together with its consolidated subsidiary (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that Duska Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

Due to the complexity of the accounting for the convertible notes with detachable warrants, there were material additional adjustments made to interim financial statements prior to their publication. In management’s view, this was not the result of a material weakness in internal control due to the complexity of the accounting rules and their interpretations affecting transactions of this nature, and the infrequent nature of such transactions at the Company.

ITEM 8B.

OTHER INFORMATION.

None

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

Name	Age	Position

James S. Kuo, M.D. (1)(2)(3)	43	Chief Executive Officer and Chairman of the Board

Amir Pelleg, Ph.D	62	President and Chief Scientific Officer

Wayne R. Lorgus	55	Chief Financial Officer

Philip A. Sobol, M.D. (1)	54	Director

Manuel F. Graiwer, Esq. (2)(3)	64	Director

Shepard M. Goldberg (1)(2)	52	Director

Steven Dinh, Sc.D. (3)	51	Director

H. David Coherd (2)(3)	36	Director

Alan Tuchman, M.D. (2)(3)	61	Director

____________________

(1)

Member of our Audit Committee.

(2)

Member of our Compensation Committee.

(3)

Member of our Nominating Committee

All of our directors other than Dr. Kuo are independent.

Business Experience and Directorships

The following describes the backgrounds of current directors and the key members of our management team. All of our officers and directors also currently hold the same offices with Duska Scientific.

James S. Kuo, M.D., MBA. Dr. Kuo became our Chief Executive Officer in September 2007, and has served as our chairman of the board since June 2007. From 2003 to 2006, Dr. Kuo was a founder, Chairman, and Chief Executive Officer of BioMicro Systems, Inc., a private venture-backed, research tools company. Dr. Kuo was a founder, President, and Chief Executive Officer of Discovery Laboratories, Inc., where he raised over $22 million in initial private funding and took the company public. He further has been a founder and a Board Director of Monarch Labs, LLC, a private medical device company. Dr. Kuo is the former Managing Director of Venture Analysis for HealthCare Ventures, LLC, which managed $378 million in venture funds. He has also been a senior licensing and business development executive at Pfizer, Inc., where he was directly responsible for cardiovascular licensing and development. After studying molecular biology and receiving his B.A. at Haverford College, Dr. Kuo simultaneously received his M.D. from The University of Pennsylvania School of Medicine and his M.B.A. from The Wharton School of Business at the University of Pennsylvania. Dr. Kuo is also a director of DOR BioPharma, Inc. (OTCBB DORB.OB) and Pipex Pharmaceuticals, Inc. (AMEX:PP).

Amir Pelleg, Ph.D. Dr. Pelleg has served on a full-time basis as our President and Chief Scientific Officer since the merger with Duska Scientific in August 2004. He previously served as a director and Chairman of the Board from 2004 to 2007. Dr. Pelleg served, on a part-time basis, as President, Chief Scientific Officer, and director of Duska Scientific since its inception in 1996 and as Duska Scientific’s Chief Operating Officer since January 2004. Dr. Pelleg also was a member of Duska Scientific’s Executive Committee of the Board of Directors during 2003. Dr. Pelleg was a Professor of Medicine and Pharmacology at Drexel University College of Medicine, Philadelphia, Pennsylvania from 1992 until 2004, and is currently an Adjunct Professor at that institution. He has an extensive background on the physiology and pharmacology of ATP and related compounds in general, and their role in the cardiovascular system in particular. His research work has been supported by numerous grants from the National Institutes of Health, American Heart Association and pharmaceutical companies. Dr. Pelleg has published more than 100 peer-reviewed papers, and edited and co-authored three textbooks in this field. He is a member of the editorial board of The American Journal of Therapeutics and acts as an ad-hoc reviewer for numerous other leading scientific journals. His inventions, covered by patents and pending patent applications, constitute a significant part of our proprietary technology platform. Dr. Pelleg holds a B.Sc. degree in Biology from Tel-Aviv University, M.S. in Bioengineering from the Polytechnic Institute of Brooklyn and a Ph.D. in Human Physiology from Louisiana State University. He was a NIH post-doctoral fellow at the University of Virginia.

Wayne Lorgus. Mr. Lorgus has served as our part-time Chief Financial Officer since April 2006. Since mid-2005, Mr. Lorgus has been a partner with B2BCFO, LLP. From 2003 to 2005, Mr. Lorgus served as Chief Financial Officer of Prestige International, a jewelry wholesaler company based in New York, New York. Between 2001 and 2003, he was employed as Controller and Chief Accounting Officer of Andin International, a jewelry manufacturing company based in New York, New York. He has previously served as Director and President of the West Chester Area School Board and as a Board Member of the West Chester Area Municipal Authority. Mr. Lorgus received his Master of Business Administration from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration from the College of William and Mary in Virginia. He is also a Graduate Gemologist of the Gemological Institute of America. He is a licensed Certified Public Accountant in New York and Pennsylvania.

Philip A. Sobol, M.D. Dr. Sobol has served on our board of directors since June 2007. Dr. Sobol is a practicing orthopedic surgeon who is the managing director of Sobol Orthopedic Medical Group, Inc., of Southern California. Dr. Sobol is certified by the American Board of Orthopedic Surgery and a Fellow of the American Academy of Orthopedic Surgery. Since 2004 he has been a member of S&B Surgery Center Board of Directors, and from 1984 until 1993 he was an Assistant Clinical Professor at the University of Southern California. Dr. Sobol received his BA degree from the University of Rochester, Rochester, New York and a Medical Doctorate degree from the University of Southern California, Los Angeles, California.

Manuel F. Graiwer, Esq. Mr. Graiwer has served as a director since June 2007. Mr. Graiwer is a managing director of Graiwer & Kaplan, a professional corporation in Los Angeles, California. Since 1994, Mr. Graiwer has led a private venture capital group focusing on small cap biopharmaceutical companies. Mr. Graiwer received his B.Sc. degree from the University of California in Los Angels and J.D. degree from the University of California Davis School of law. In 1975, Mr. Graiwer was admitted to the Supreme Court of the USA. He was former Pro Tempore Judge for the Workers Compensation Appeals Board and an Arbitrator, American Arbitration Association. Mr. Graiwer is a member of the California Bar Association, California Trial Lawyers and California Applicant Attorney Association.

Shepard M. Goldberg. Mr. Goldberg has served as a director since October 2007. Mr. Goldberg was recently Senior Vice President, Operations and Office of the President, at Emisphere Technologies, Inc. Emisphere is a publicly traded biopharmaceutical company charting new frontiers in drug delivery. Prior to joining Emisphere, Mr. Goldberg was President of Hydrovalve Co. Inc., a privately held manufacturing/distribution business with national and Canadian catalog sales. Mr. Goldberg currently serves on the board of Ortec International, Inc. He received his Bachelor of Science degree in Electrical Engineering and Computer Sciences from the Polytechnic Institute in New York City and a Master in Business Administration in Marketing from Adelphi University. Mr. Goldberg is also a director of Ortec International, Inc.

Steven Dinh, Sc.D. Dr. Dinh has been an executive in the pharmaceutical industry for more than 20 years. Most recently, he served as Vice President of Research and Technology Development at Emisphere Technologies, Inc. Previously, he served as Chief Scientific Officer at Lavipharm, and as Head of Transdermal Pharmaceutical R&D at Novartis Pharmaceuticals Corp. Dr. Dinh graduated from the Massachusetts Institute of Technology with a Sc.D. degree in Chemical Engineering.

H. David Coherd. Mr. Coherd has served as a director since October 2007. Mr. Coherd is a business leader with over 17 years experience in investment banking with a major focus in the life sciences and healthcare. He has co-founded three successful investment banking firms: Perpetual Growth Advisors, LLC, Cardinal Securities, LLC and most recently, Growth Capital Partners, LLC. During his career, he has been actively involved in sourcing, structuring, and closing over 55 PIPE Transactions. Previously, Mr. Coherd was a Vice- President at Josephthal & Co. and JW Charles Securities, where he was involved in over 25 IPO’s in life sciences and other areas. He graduated cum laude from Georgia State University with a BBA in Economics.

Alan Tuchman, M.D. Dr. Tuchman has served as a director since October 2007. Since 2004, Dr. Tuchman has been the Executive Chairman of Neurophysics, Inc. of Shirley, MA, a manufacturer of nuclear brain scanners. He is also a partner in Xmark Opportunity Partners, a biotech investment fund. Prior to that, Dr. Tuchman was the Chairman and Chief Executive Officer of Neurophysics from 2002 to 2003. Dr. Tuchman is also a partner in Xmark Opportunity Partners. From 2005 to 2006, Dr. Tuchman was a managing director in Xmark Capital Partners. From 2002 to 2004, Dr. Tuchman was also a principal of Xmark Funds, New York, New York, a biotechnology investment fund, investing in small public biotechnology companies. Prior to 2002, Dr. Tuchman was a Senior Vice President, Equity Research, Oscar Gruss & Son, New York, NY, an investment bank. Dr. Tuchman is Clinical Professor of Neurology and Pharmacology at New York Medical College and the author of over 30 scientific papers and book chapters. He serves on the Scientific Advisory Board of Oncolytics Biotech, Inc., and was previously the President of the Epilepsy Society of Southern New York as well as Vice Dean for Clinical Affairs at New York Medical College. Dr. Tuchman received his medical degree from the University of Cincinnati, College of Medicine, and completed his neurology residency at the Mt. Sinai School of Medicine. He received his M.B.A. from Columbia University.

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

David Benditt, M.D., Professor of Medicine at the Cardiovascular Division, Department of Medicine, since 1991 and Director of Cardiac Electrophysiology Laboratory and Arrhythmia Service for 25 years, both at the University of Minnesota Medical School, Minneapolis, Minnesota.

Francesco DiVirgilio, M.D., Professor, Department of Experimental and Diagnostic Medicine, University of Ferrara, Italy. Area of expertise—P2 receptors in immunology.

Daniel Flammang, M.D., Head of Cardiology, Centre Hospitalier d’Angouleme, France. Area of expertise—Uses of ATP in patients with syncope.

Jane F. Kinsel, Ph.D., Director of the Office of Research Administration at Boston University Medical Campus.

Donald Alan McAfee, Ph.D., Vice President of New Product Development at Cardiome Pharama, a Canadian cardiovascular drug development public company.

Paquale Patrizio, M.D., Director, Yale Fertility Center; Yale University School of Medicne. Area of expertise - Human reproduction.

Riccardo Polosa, M.D., Professor, University of Catania, Italy. Area of expertise – Asthma, COPD, bronchoprovocation studies.

Audit Committee

In August 2004, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is currently comprised of Drs. Kuo and Sobol and Mr. Goldberg, the latter two of whom are non-employee directors. Mr. Goldberg has been designated as an “audit committee financial expert” as defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee is responsible for reviewing and determining the salary, bonus and other individual elements of total compensation for our executive officers and for approving and administering our executive officer compensation plans, policies and programs. The Compensation Committee also grants stock options and other discretionary awards under our stock option or other equity incentive plans to all other eligible individuals in the company’s service. Current members of our Compensation Committee are Dr. Kuo, Mr. Graiwer, Mr. Goldberg, Mr. Coherd and Dr. Tuchman. The Compensation Committee is developing a charter. In setting compensation arrangements, the Committee considers the market for executive talent in our industry, the specific contributions of individuals, and other factors it considers relevant, including the link between the creation of shareholder value and the compensation earned by the Company's executive officers, directors and certain key personnel. The Company's compensation programs are designed to: attract, motivate and retain superior talent; ensure that compensation is commensurate with the Company's performance and shareholder returns;  provide performance awards for the achievement of strategic objectives that are critical to the Company's long-term growth; and  ensure that the executive officers, independent directors and certain key personnel have financial incentives to achieve substantial growth in shareholder value

Nominating Committee

The Nominating Committee is responsible for identifying qualified candidates to serve on our board of directors and our board members to serve on board committees. Current members of our Nominating Committee are Dr. Kuo, Mr. Graiwer, Dr. Dinh, Mr. Coherd and Dr. Tuchman.

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

A copy of our Code of Ethics will be furnished to any person upon written request from any such person. Requests should be sent to: Secretary, Duska Therapeutics, Inc., 470 Nautilus Street, Suite 300, La Jolla, CA 92037. Shareholders wishing to communicate with directors should contact the Corporate Secretary at our La Jolla Office, who will facilitate communicate with individual directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2007 were complied with, except that one of the required reports was not filed timely, specifically the report on Form 3 for Alexander Angerman and Judith Angerman Family Trust.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2007 to James S. Kuo, M.D., M.B.A, Amir Pelleg, Ph.D. and Wayne Lorgus (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)

James S. Kuo, M.D.	2007	$66,346	$—	$—	$564,120	$—	$—		$—	$630,466
Chief Executive Officer and Chairman of the Board	2006	$—	$—	$—	$—	$—	$—		$—	$—

Amir Pelleg, Ph.D.	2007	$175,000	$—	$—	$118,435	$—	$—		$11,457	$304,892
President, and Chief Scientific Officer	2006	$120,000	$—	$—	$—	$—	$55,000	(1)	$11,055	$175,000

Wayne Lorgus	2007	$139,396	$10,000	$—	$1,077	$—	$—		$—	$150,473
Chief Financial Officer	2006	$32,036	$—	$—	$4,744	$—	$—		$—	$36,780

____________________

(1)

This amount was paid in cash in fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Dr. Kuo	1,124,551 281,138 10,000 10,000	— — — — —	— 1,967,964 1,124,550 — —	$0.50 $0.75 $1.00 $0.50 $0.50	9/26/14 9/26/14 9/26/14 5/31/14 7/31/14

Dr. Pelleg*	11,250 1,500 9,000 2,250 3,750 3,750 2,000	— — — — — — —	— — — — 7,500 — —	$20.80 $20.80 $20.80 $20.80 $20.00 $20.00 $44.00	11/25/08 11/25/08 12/15/09 12/15/09 2/9/11 2/9/11 2/27/10

Mr. Lorgus	— 1,500	— —	150,000 —	$0.55 $10.00	12/12/14 3/31/13

* We intend to issue 1,000,000 options to Dr. Pelleg, our President and Chief Scientific Officer, upon the effective date of our information statement on Schedule 14C.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

David Coherd	$4,500	$ —	$25,859	$ —	$ —	$ —	$30,359

Steven Dinh	$3,000	$ —	$25,859	$ —	$ —	$ —	$28,859

Shepard Goldberg	$4,500	$ —	$25,859	$ —	$ —	$ —	$30,359

Manuel Graiwer	$4,000	$ —	$25,859	$ —	$ —	$ —	$29,859

Philip Sobol	$1,500	$ —	$25,859	$ —	$ —	$ —	$27,359

Alan Tuchman	$3,500	$ —	$25,859	$ —	$ —	$ —	$29,359

Our Board holds regular quarterly meetings. Non-employee directors receive $2,000 for each board meeting they attend ($1,000 if participating by telephone) and $500 for each committee meeting they attend. The chair of the board committees receive an additional $500 for each committee meeting. All non-employee directors receive non-qualified stock options for 50,000 shares per year, which vest upon award.

Employment Agreements

On September 26, 2007, we entered into an employment agreement with Dr. James S. Kuo, our Chief Executive Officer and chairman of the Board of Directors. Under the agreement, Dr. Kuo will receive an annual salary of $250,000 and an annual discretionary bonus of up to 35% of salary. Dr. Kuo also received options to purchase 4,498,203 shares of common stock. 1,124,551 of the options are exercisable at $0.50 per share and vested upon signing; 2,249,102 of the options are exercisable at $0.75 per share, and vest ratably at the end of each of the 24 calendar months after signing, and the remaining 1,124,550 options are exercisable at $1.00 per share, and vest ratably at the end of each calendar month from the 25th through the 36th months after signing of the agreement. Dr. Kuo may terminate his agreement with Duska at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Kuo’s disability and for “cause,” as defined in the agreement. Although Dr. Kuo is required to work full-time for us, he may continue to serve as director of other corporations.

We entered into an employment agreement with Dr. Amir Pelleg, effective December 31, 2007 which expired December 31, 2007. We entered into a new agreement which is effective December 31, 2007 for a term of three years, in which Dr. Pelleg agreed to serve as President and Chief Scientific Officer. Under the 2004 employment agreement, Dr. Pelleg received an annual salary for 2005, 2006 and 2007 of $115,000, $120,000, $175,000, respectively, and an annual bonus each year as determined by our Board of Directors and based on the company meeting certain milestones established by our Board of Directors. Effective December 31, 2007, Dr. Pelleg’s base annual salary will remain $175,000, and will increase each year by at least the increase in cost of living. Dr. Pelleg will be eligible for an discretionary annual bonus of up to 35% of his salary. Dr. Pelleg will receive stock options to purchase 1,000,000 shares, of which 25% will vest immediately and the remainder will vest ratably at the end of each of the succeeding 12 calendar months. We agreed to maintain life insurance for Dr. Pelleg and key man life insurance for our benefit. We agreed to indemnify Dr. Pelleg for all claims arising out of performance of Dr. Pelleg’s duties as President and Chief Scientific Officer, other than those arising out of a breach of the agreement by Dr. Pelleg or his gross negligence or willful misconduct. Dr. Pelleg may terminate his agreement with Duska at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Pelleg’s disability and for “cause,” as defined in the agreement. Although Dr. Pelleg is required to work full-time for us, he may continue to serve as an Adjunct Professor at Drexel University College of Medicine, provided that his affiliation with Drexel does not interfere with his performance under the employment agreement.

Stock Option Plan

We adopted an equity incentive plan, the 2004 Equity Incentive Plan, which was amended in 2007, pursuant to which, upon the effectiveness of our Information Statement on Schedule 14C, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 6,500,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The plan was adopted prior to the consummation of the August 2004 merger with Duska Scientific, and in connection with the merger, options to purchase our common stock were issued in exchange for all of the stock options that were outstanding under Duska Scientific’s option plan. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

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

As of February 29, 2008, we currently have outstanding options under our 2004 Equity Incentive Plan to purchase approximately 6,426,953 shares of our common stock, with a weighted-average exercise price of $0.88. Of the outstanding options, 2,129,189 are vested, at a weighted- average exercise price of approximately $1.14 per share.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 7, 2008 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 7, 2008, there were 3,755,012 shares of our common stock issued and outstanding. Unless otherwise noted, (i) the address of each of the persons shown is c/o Duska Therapeutics, Inc., 470 Nautilus St, Suite 300, La Jolla, CA 92037 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage of Class

James S. Kuo, M.D.	1,781,539	(2)	32.2%
Philip Sobol & Debra Sobol Trust	1,535,569	(3)	31.7%
Manuel Graiwer	1,073,668	(4)	24.1%
Alexander Angerman and Judith Angerman Family Trust, 356 N. McCadden Place, Los Angeles, CA 90004	904,461	(5)	21.1%
Livorno Latin American Promotions BV, P. O. Box 210, Willemstad, Curacao	770,000	(6)	18.1%
Gary Kaplan & Susan Kaplan Trust Graiwer & Kaplan PC 3600 Wilshire Blvd, Suite 2100 Los Angeles, CA 90010	634,473	(7)	15.3%
Amir Pelleg, Ph.D.	232,852	(8)	6.1%
Dr. Know Ltd. c/o Moore StephensServices L’Estoril, Bloc C 31 Avenue Princesse Grace MC 98000 Monaco	431,667	(9)	10.9%
Kleen Consult AG Utermuli 6 Zug 6300 Switzerland	370,826	(10)	9.4%
H. David Coherd	53,853	(11)	1.4%
Steven Dinh	50,000	(12)	1.3%
Shepard Goldberg	50,000	(12)	1.3%
Alan Tuchman	50,000	(12)	1.3%
Wayne Lorgus	14,000	(12)	0.4%
All executive officers and directors as a group (nine persons)	4,841,481	(13)	63.9%

50

____________________

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

(2)

1,780,539 of the shares shown are subject to exercise of options

(3)

Includes 192,667 shares owned of record by the Philip Sobol & Debra Sobol Trust, 1,041,667 shares subject to exercise of warrants, 125,000 shares subject to conversion of notes, and 50,000 shares subject to exercise of options

(4)

Includes 654,855 shares subject to exercise of warrants, 50,000 shares subject to exercise of options and includes beneficial ownership of 21,000 shares for whom the owners of record are family members

(5)

Includes 529,167 shares subject to exercise of warrants

(6)

Includes 500,000 shares subject to exercise of warrants

(7)

Includes 166,667 shares owned of record by Gary & Susan Kaplan as Tenants in Common and 404,167 shares subject to exercise of warrants.

(8)

Includes 33,500 shares subject to exercise of options, and 496 shares subject to exercise of warrants.

(9)

Includes 215,667 shares subject to exercise of warrants

(10)

Includes 185,413 shares subject to exercise of warrants

(11)

Includes 50,000 shares subject to exercise of options.

(12)

All of the shares shown are subject to exercise of options.

(13)

Includes 2,128,039 shares subject to exercise of options, 125,000 shares subject to conversion of options, and 1,697,018 shares subject to exercise of warrants.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

One of the investors in the private placement of securities on August 24, 2007 was a member of the Company’s board of directors, Dr. Philip Sobol, who purchased $50,000 of the units on the same terms as the other investors. In November, 2007, Dr. Sobol converted his notes according to their original terms to 10% convertible notes with warrants, on the same terms as the convertible secured notes sold in September, 2007.

During September, 2007, two members of our board of directors, Manuel Graiwer and Dr. Philip Sobol, were each awarded 200,000 five-year warrants at an exercise price of $0.50 for their services in connection with raising capital. The fair value of these warrants was $153,943, which was expensed during the third quarter of 2007.

Pursuant to a License and Assignment Agreement dated as of November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman assigned and licensed certain intellectual property that form the basis for ATPace™, Vagonixen™ and Primastrene™ to us. In consideration for this assignment and license, Duska Scientific issued 12,000 shares of its common stock to Dr. Pelleg and 12,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals a percentage royalty of the net sales of products by Duska Scientific based on the intellectual property assigned and licensed. Please see “Business—Intellectual Property.” In February 2004, Duska Scientific issued a seven-year option to Dr. Pelleg under the company’s 2000 Stock Option Plan to purchase 11,250 shares of Duska Scientific common stock at $20.00 per share pursuant to the terms of an Assignment Agreement under which Dr. Pelleg assigned all of his ownership interest in an invention, including a U.S. provisional patent application, covering methods of modulating cough for therapeutic or diagnostic purposes. The option vested as to 3,750 shares upon grant, with the remaining options to vest upon the issuance of a U.S. patent with claims at least as broad as those specified in the Assignment Agreement.

Director Independence

All of our directors other than Dr. Kuo are deemed to be independent under the definition in Rule 4200 (a)(14) of the Nasdaq Market Place Rules.

ITEM 13.

EXHIBITS.

Exhibits

See Exhibit Index attached to this Annual Report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Stonefield Josephson, Inc. as our independent accountants, audited our financial statements for the years ending December 31, 2006 and 2007.

Audit Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2007 and December 31, 2006 for professional services for the audit of the financial statements of Duska Scientific Co. and the review of financial statements included in our Forms 10-QSB were $90,568 and $45,712, respectively.

Audit-Related Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2007 and December 31, 2006 for audit-related services to us and to Duska Scientific Co. were $8,017 and $15,621, respectively. These fees were primarily for services in connection with securities registration statements filed by the Company.

Tax Fees: Stonefield Josephson, Inc. did not provide or bill for, and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and December 31, 2006.

All Other Fees: Stonefield Josephson, Inc. did not provide or bill for, and was not paid for, any other services in the fiscal years ended December 31, 2007 and 2006.

The Company’s Audit Committee annually reviews and approves the engagement of the Company’s auditors and approves in advance the fee arrangements with regard to audit services and reviews of financial statements included in the Company’s Forms 10-QSB, along with audit-related fees. Substantially all such fees were approved in advance for 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008

DUSKA THERAPEUTICS, INC.

By:	/s/ James S. Kuo
James S. Kuo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer (principal executive officer),
/s/ James S. Kuo	and Director, and Chairman of the Board	March 17, 2008
James S. Kuo

Chief Financial Officer (principal financial and
/s/ Wayne R. Lorgus	accounting officer)	March 17, 2008
Wayne R. Lorgus

INDEX TO FINANCIAL STATEMENTS

INDEX TO AUDITED

FINANCIAL STATEMENTS FOR

DUSKA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Duska Therapeutics, Inc.

La Jolla, California

We have audited the accompanying consolidated balance sheet of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on February 9, 1996 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on February 9, 1996 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California

March 14, 2008

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,417,481
Restricted cash	196,057
Prepaid expenses & other current assets	33,169
Total current assets	4,646,707
Property and equipment, net	7,617
Debt issuance costs	2,079,426
Other assets	2,300
Total assets	$6,736,050
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$431,236
Accrued expenses	7,943
Accrued stock units issuable	68,097
Notes payable	15,991
Total current liabilities	523,267
Long term liabilities	807,700
Commitments and contingencies
Stockholders' equity
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized; 3,639,648 shares outstanding at December 31, 2007	3,640
Additional paid-in capital	17,727,256
Deficit accumulated during the development stage	(12,325,813)
Total stockholders' equity	5,405,083
Total liabilities and stockholders' equity	$6,736,050

The accompanying notes are an integral part of these financial statements.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		From Inception on February 9, 1996 to
	December 31,		December 31,
	2007	2006	2007
Revenues	$-	$-	$-
Operating expenses:
Research and development	370,382	364,832	3,755,674
General and administrative	2,201,523	1,272,426	6,697,450
	2,571,905	1,637,258	10,453,124
Loss from operations	(2,571,905)	(1,637,258)	(10,453,124)
Other income (expense)
Interest income	53,740	19,337	138,567
Interest expense	(1,382,565)	(163,746)	(1,792,681)
Loss on induced conversion of convertible debt	-	(218,575)	(218,575)
	(1,328,825)	(362,984)	(1,872,689)
Net loss	$(3,900,730)	$(2,000,242)	$(12,325,813)
Net loss per share - basic and diluted	$(1.35)	$(1.81)	$(12.05)
Weighted average number of shares
outstanding - basic and diluted	2,898,783	1,105,087	1,023,288

The accompanying notes are an integral part of these financial statements.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders Deficit
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	189,480	189	30,493	—	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	—	25,000
Issuance of common stock for patents and licenses in November 1999	11,520	12	756	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	24,000	24	14,067	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	—	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	13,500	13	238,137	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	26,665	27	555,499	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140	183,375	183	3,363,177	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	70,000	70	(70)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders Deficit
	Shares	Amount
Balance at December 31, 2004	956,390	$956	$5,814,462	$(3,665,067)	$2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	—	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	—	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	—	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	—	130,648
Expense associated with vesting of stock options during 2005	—		25,255		25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	—	—	80,462	—	80,462
Issuance of warrants for services in February 2006	—	—	301,737	—	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	—	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	—	57,917
Exercise of warrants in May 2006	45,000	45	8,955	—	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	—	—	200,000	—	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	—	—	14,380	—	14,380
Net loss for the year ended December 31, 2006	—	—	—	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt	636,999	637	609,031	—	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	—	320,000
Partially paid shares February 2007	—	—	—	—	—
Issuance of shares for rounding on reverse split	29,855	30	(30)	—	—
Expense associated with vesting of stock options during 2007	—	—	1,015,534		1,015,534
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175	175		175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	—	—	—	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	$3,640	$17,724,259	$(12,325,813)	$5,405,083

The accompanying notes are an integral part of these financial statements.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		From Inception on February 9, 1996 to December 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(3,900,730)	$(2,000,242)	$(12,325,813)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,540	805	9,369
Issuance of common stock and warrants for services	71,400	57,916	572,078
Issuance of options and warrants for services	1,292,480	382,200	2,228,617
Amortization of debt discount	964,707	157,373	1,122,080
Amortization of debt issuance costs	268,570		268,570
Payments for investor relations activities from restricted cash	53,943	—	53,943
Write-off of patent and licenses	—	—	63,963
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846
Loss on induced conversion of convertible debt	139,269	—	139,269
Conversion of debt into equity		218,575	275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	45,818	22,734	(33,169)
Deposits	(800)	1,650	(2,300)
Accounts payable & accrued expenses	46,299	49,260	431,236
Accrued payroll	(66,613)	54,113	—
Accrued interest payable	(2,489)	4,315	57,352
Accrued stock units payable	14,504	22,793	—
Accrued consulting expenses	—	30,800	68,097
Accrued clinical expenses	(12,522)	20,465	7,943
Net cash used in operating activities	(1,084,624)	(977,243)	(6,929,344)

Cash flows from investing activities:
Payments to acquire property and equipment	(6,229)	(1,141)	(16,986)
Payments to develop patents	—	—	(49,104)
Net cash used in investing activities	(6,229)	(1,141)	(66,090)

Cash flows from financing activities:
Net proceeds from sale of common stock	562,165	130,000	5,671,987
Proceeds from exercise of options	175		175
Proceeds from exercise of warrants	—	9,000	9,000
Proceeds from issuance of notes payable	24,752	75,000	99,752
Proceeds from issuance of convertible notes	5,750,000	250,000	6,500,000
Costs of debt issuance	(684,238)		(684,238)
Payments on notes payable	(154,450)	(29,311)	(183,761)
Restricted cash for equity to be issued	1,694	(268,859)	(267,165)
Proceeds from private offering of stock subscription	—	267,165	267,165
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)
Net cash provided by financing activities	5,500,098	432,995	11,412,915

Net increase (decrease) in cash and cash equivalents	4,409,245	(545,389)	4,417,481
Cash and cash equivalents at beginning of period	8,236	553,625	—

Cash and cash equivalents at end of period	$4,417,481	$8,236	$4,417,481

The accompanying notes are an integral part of these financial statements.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006, and Period

From Inception on February 9, 1996 to December 31, 2007

1.

Description of Company and Nature of Business

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in La Jolla, California. Through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”), Duska Therapeutics focuses on the development of diagnostic and therapeutic products based on adenosine 5’-triphosphate (ATP), and ATP receptors related technologies. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists, have recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis and treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited operations unrelated to the pharmaceutical industry. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska Scientific was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. In connection with the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics currently does not plan to conduct any business other than Duska Scientific’s business of developing new products for the diagnosis or treatment of human diseases. Duska recently relocated its offices to La Jolla, California.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at December 31, 2007 of approximately $12.3 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plans in order to meet its operating cash flow requirements include the private placement financing event described in Note 4. The Company expects this funding, in addition to the cash and cash equivalents at December 31, 2007, to be sufficient to fund its current planned operations through 2010, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

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

Restricted Cash – Cash for which the use is restricted to designated purposes. At December 31, 2007, the Company had $196,057 on hand, for which use was restricted, under the terms of the Secured Convertible Notes sold in September, 2007 to be used only as payment to third-party entities acceptable to the holders of a majority in principal amount of the notes for carrying out investor relations services.

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

Comprehensive Loss – For the years ended December 31, 2007 and 2006, and for the period from inception on February 9, 1996 to December 31, 2007, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

Restatement for Stock Split – All amounts in the accompanying financial statements have been restated to give effect to the 3-for-1 stock split described in Note 5, and, the stock split described in Note 5.

Net Loss Per Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 23,219,952 and 652,893 shares at December 31, 2007 and 2006, respectively.

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

Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

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

During the year ended December 31, 2007, 6,538,203 options were granted. For the year ended December 31, 2007, the Company recognized expense of $1,015,532 as a result of the adoption SFAS 123R.

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

	Year Ended December 31,
	2007	2006

Weighted average fair value at date of grant for options granted during the period	$0.43	$4.60

Risk-free interest rates	4.2%	4.0%
Expected stock price volatility	186%	80%
Expected dividend yield	0.0%	0.0%

The Company based its estimate of expected stock price volatility on the average weekly price movement over the prior three year period. Given the Company’s limited history with stock options, the Company’s estimate of expected term is based on the contract term of seven years.

New Accounting Pronouncements –

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and recorded no material effect on its financial condition and results of operations as a result of the significant unutilized net operating loss carryforwards.

In July 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities, and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement became effective for the Company as of January 1, 2007, and did not have a material effect on the Company’s results of operations or financial condition for 2007.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, “Accounting for Contingencies,” when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company adopted this FSP in the first quarter of 2007, and recorded no adjustments as a result.

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160), which clarifies the accounting for noncontrolling, or minority interests. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company has evaluated the impact that the adoption of SFAS 160 will have on its financial condition and results of operations and concluded there will be no material adjustment, nor requirement for expanded disclosures as there are presently no noncontrolling owners of the Company.

In February 2008, the FASB issued FASB Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to result in additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue is effective for the Company as of January 1, 2008. While the Company does enter negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue are not expected to have a material effect upon the Company’s results of operations or financial condition upon adoption.

3.

Property and Equipment

Property and equipment at December 31, 2007 consist of the following:

2007
Computer equipment	$10,026
Furniture and equipment	4,158
14,184
Less accumulated depreciation	(6,567)
$7,617

Depreciation expense amounted to $1,540 and $805 for the years ended December 31, 2007 and 2006, respectively. Depreciation expense for the period from inception on February 9, 1996 to December 31, 2007 amounted to $9,369.

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

In December 2006 the Company offered an inducement to the holders to convert their debt to our common stock for an additional 375,000 shares and additional warrants to purchase up to 625,000 shares of our common stock at a price of $0.80 per share. As a result, four of the holders accepted this offer in December 2006. The Company has agreed to issue 225,000 additional shares of its common stock to these holders in addition to the 150,000 shares called for in the original terms of the notes. In addition, the Company issued 5 year warrants to purchase up to an additional 375,000 shares at an exercise price of $0.80 per share. In conjunction with the conversion, the company expensed the $85,063 of unamortized debt discount on the notes that were tendered for conversion, and recognized $218,575 of expense for the excess of the fair value of the securities issued as a result of the inducement over the fair value of the securities which would have been issuable under the original terms of the notes.

In August 2006, the Company entered a premium finance agreement for insurance premiums. The premium finance agreement calls for 10 payments of $7,822, and bears an effective interest rate of 9.25%. $1,398 of interest was recorded for the premium finance agreement in 2006. In August, 2007, the Company entered a premium finance agreement for insurance premiums. This agreement calls for 11 monthly payments of $2,355.36 and bears an effective interest rate of 9.24%

On August 24 and 28, 2007, the Company completed a private placement of securities in the form of Units (the “Units”) sold solely to accredited investors. The units consisted of 90-day convertible zero-interest notes with a face amount of $250,000 together with detachable five-year warrants for 625,000 shares of restricted common stock at a price of 40¢ per share, for total proceeds of $250,000 to the Company. The notes were convertible into conversion units of any equity or equity-linked financing of at least $5,000,000 or may be converted into shares of the common stock at a conversion price of $0.40 per share. The Company determined that these notes contained a beneficial conversion feature of $114,501 and the relative fair value of the warrants using a Black-Scholes formula was $135,499. Accordingly, these amounts were added to debt discount and will be amortized to interest expense over the three month life of the notes. During the year ended December 31, 2007, $250,000 of debt discount was amortized to interest expense. These notes were considered conventional convertible debt.

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

The Convertible Notes are due on September 26, 2009 and interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $.40 per share. The notes also have registration rights, with liquidated damages for failure to file a registration statement within 90 days or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. Based on the present facts and circumstances, the Company does not consider the payment of any registration rights payments to be probable under SFAS 5, and, accordingly, has not accrued any such payments. Excluding any such registration rights payments, the total of all interest payments amounts to 36% of the net proceeds of $5,072,500 from the sale of the notes. The notes are secured by all of the Company’s property, and restrict, among other provisions, the payment of dividends. The notes and warrants are subject to anti-dilution provisions in the event that the Company issues convertible securities or equity at prices below the conversion price of the notes or the exercise price of the warrants while the notes or warrants are outstanding.

The Company determined that a beneficial conversion option existed upon the sale of these notes of $2,148,309. Although these notes are not considered conventional convertible debt, under the criteria of EITF 00-19, the embedded conversion option did not meet the criteria for bifurcation and separate accounting as a derivative. The Company determined that the relative fair value of the debt was $2,148,309 and the relative fair value of the warrants was $3,601,691, using a Black Scholes formula. The fair value of the warrants and the value of the beneficial conversion option were recorded as debt discount and an addition to Additional Paid in Capital, and will be amortized over the two-year life of the debt.

The following assumptions were used in the Black Scholes option-pricing model for warrants issued during the third quarter of 2007:

	August warrants	September warrants
Expected dividend yield	0.00%	0.00%
Expected volatility	188%	186% for the 5 year warrants (216% for 1 year warrants)
Risk-free interest rate	4.43%	4.01% for the 5 year warrants (4.14% for one-year warrants)
Expected life of warrant	5 years	5 years or 1 year

On October 1, 2007 and November 22, 2007, the holders of $100,000 and $50,000 of the August 2007 Units referred to above exercised their option to convert their notes under the original terms of the notes into the September 2007 secured convertible notes. As part of the terms of this election, the Company issued one year warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.50 per share, five year warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.44 per share, and 10% notes maturing September 26, 2009, which are convertible into 375,000 shares of the Company’s common stock at the option of the holder.

At December 31, 2007, the amount of unamortized debt discount to be recognized in future periods was $5,092,300. Amortization of $964,707 is included in interest expense for the year ended December 31, 2007.

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

•

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

In March and April 2004, the Company sold 13,500 units at $20.00 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase an additional two shares of common stock at $50.00 per share. The warrants expire in March 2009.

During May, June and July 2004, the Company received subscriptions for 183,375 units at $20.00 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase an additional share of common stock at $50.00 per share. The units were issued in August 2004 prior to the Reorganization.

In August 2004, in connection with the Reorganization (see Note 1), the Company issued 886,390 shares of its common stock to the holders of Duska Scientific’s capital stock in exchange for all of the 886,390 shares of Duska Scientific common stock outstanding on the date of the Reorganization. In addition, outstanding common stock purchase warrants and stock options to purchase a total of 672,065 shares of Duska Scientific’s common stock were cancelled in exchange for warrants and stock options to purchase the same number of shares of the Company’s common stock at the same exercise prices and otherwise on the same terms as the Duska Scientific stock options and warrants that were cancelled.

As more fully described in Note 7, in November 2004 the Company issued to designees of Cato Research Ltd. (“Cato”) 25,000 shares of its common stock and warrants to purchase 25,000 shares of its common stock at $50.00 per share pursuant to an agreement whereby Cato is providing certain services. The warrants expire in August 2007. During 2006 and 2005 a total of 2,896 and 19,041 shares and warrants, respectively, were released from escrow in payment for services performed by Cato. As of December 31, 2006, 3,063 shares and warrants remained in escrow pending receipt of invoices for services performed by Cato (see Note 7) and such shares are not included in the financial statements as outstanding as of December 31, 2005. As additional compensation for Cato, in November 2004 the Company issued to Cato’s designees additional warrants to purchase a total of 4,950 shares of its common stock. These additional warrants have an exercise price of $20.80 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; the Company recorded an expense of $43,683 in 2004 associated with the issuance of these warrants.

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

In January, 2007, the Company sold 800,000 shares of its common stock to qualified investors for proceeds of $320,000. At the same time, the Company issued 637,000 shares of its common stock to qualified investors as part of an inducement to convert their interest-bearing notes to shares of common stock and warrants.

In December, 2007, the Company increased the authorized shares to 125,000,000.

Also in December, 2007, as part of its contracts with two investor relations firms, the Company issued 140,000 shares with a fair value of $71,400, based on the market value of the Company’s common shares on the date granted.

Stock Option Plan

In 2004, the Board of Directors of the Company adopted the 2004 Equity Incentive Plan for the grant of qualified incentive stock options (ISO) and non-qualified stock options. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Plan, 6,500,000 shares are reserved for issuance. All options awarded under the plan have been for a term of seven years. The plan limits maximum term of options to ten years from date of grant

The following summarizes the activity of the Company’s stock options for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2007	128,413	$21.20
Granted	6,538,203	0.66
Exercised	(175,000)	.00
Canceled or expired	(64,900)	21.15
Outstanding at December 31, 2007	6,426,716	$0.88	6.77	$0.0
Exercisable at December 31, 2007	2,129,189	$1.14	6.77	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2007:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	8,500	$22.82
Granted	4,718,652	0.66
Vested	(476,138)	0.66
Canceled or forfeited	-
Nonvested at December 31,2007	4,251,014	$0.66

The fair value of non-vested options to be recognized in future periods was $1,834,718, which is expected to be recognized over a weighted average period of 2.37 years. During the year ended December 31, 2007, options with an intrinsic value of $52,325 were exercised. At December 31, 2007, the aggregate intrinsic value of all options outstanding was $0.

Warrants Outstanding

As of December 31, 2007, warrants to purchase 38,287,716 shares of common stock at prices ranging from $0.30 to $20.80 were outstanding. As of December 31, 2007, all of such warrants were exercisable and expire at various dates through 2012.

6.

Income Taxes

For income tax purposes, the Company and its subsidiary have an aggregate of approximately $10,200,000 of net operating loss carryforwards available to offset against future federal taxable income, subject to certain limitations. Such losses begin to expire in 2019. State income tax loss carryforwards start to expire in the year 2009.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$3,876,000	$2,924,414
Research and development credit carryforward	175,000	53,489
Stock option expense & other	750,000	(16,169)
Total deferred tax assets	4,801,000	2,961,734
Deferred tax liabilities	-	-

Net deferred tax assets	4,801,000	2,961,734
Valuation allowance	(4,801,000)	(2,961,734)
	$-	$-

The Company’s net deferred tax asset is fully offset by a valuation allowance. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the remaining net deferred tax assets will be recognized in the future. Unrecognized tax benefits, if they arise in the future, including any interest or penalties, would reduce the amount of net operating loss carryforwards available for utilization in future periods.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	34.0%
Current year losses	(34.0)
Effective income tax rate	0.0%

7.

Commitments and Contingencies

Leases – The Company leases the offices used for its operations under one-year lease agreements. As of December 31, 2007, monthly rent expense amounted to $2,100. Rent expense amounted to $24,500, $24,647 and $136,516 for the years ended December 31, 2007 and 2006, and for the period from inception on February 9, 1996 to December 31, 2007, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2007 are:

Year Ending December 31,	Capital Leases	Operating Leases
2008	-	23,100
2009	-	400
2010	-	-
2011	-	-
2012	-	-
Thereafter	-	-
Total minimum lease payments	-	23,500

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

Pursuant to the Cato Agreement, the Company and Cato agreed that 40% of each Cato invoice for the Phase II clinical trial of ATPace™ will be paid with Cato Units, with the balance payable in cash. In November 2004, the Company issued all 25,000 Cato Units, which are being held in escrow by the Company and will be released as the Company receives invoices for services performed by Cato. During 2007 and 2006 a total of 57,917 shares and warrants were released from escrow in payment for services performed by Cato during 2004, 2005 and 2006. As of December 31, 2007, 3,063 shares and warrants remained in escrow pending receipt of invoices for services performed by Cato.

8.

Related Party Transactions

One of the investors in the private placement of securities on August 24, 2007 was a member of the Company’s board of directors, Dr. Philip Sobol, who purchased $50,000 of the units on the same terms as the other investors. On November 22, 2007, in accordance with the terms of the notes, Dr. Sobol converted his 90-day notes to notes expiring September 26, 2009 and detachable warrants, on the same terms as those of the convertible notes and warrants sold on September 26, 2007.

During September, 2007, two members of our board of directors, Manuel Graiwer and Dr. Philip Sobol, were each awarded 200,000 five-year warrants at an exercise price of $0.50 for their services in connection with raising capital. The fair value of these warrants was $153,943, which was expensed during the third quarter of 2007.

Pursuant to a License and Assignment Agreement dated as of November 15, 1999, Dr. Amir Pelleg and Dr. Edward S. Schulman assigned and licensed certain intellectual property that form the basis for ATPace™, Vagonixen™ and Primastrene™ to us. In consideration for this assignment and license, Duska Scientific issued 12,000 shares of its common stock to Dr. Pelleg and 12,000 shares of its common stock to Dr. Schulman (a portion of which they each assigned to the medical institution with which they were then associated). Duska Scientific also agreed to pay each of these individuals a percentage royalty of the net sales of products by Duska Scientific based on the intellectual property assigned and licensed. Please see “Business—Intellectual Property.” In February 2004, Duska Scientific issued a seven-year option to Dr. Pelleg under the company’s 2000 Stock Option Plan to purchase 11,250 shares of Duska Scientific common stock at $20.00 per share pursuant to the terms of an Assignment Agreement under which Dr. Pelleg assigned all of his ownership interest in an invention, including a U.S. provisional patent application, covering methods of modulating cough for therapeutic or diagnostic purposes. The option vested as to 3,750 shares upon grant, with the remaining options to vest upon the issuance of a U.S. patent with claims at least as broad as those specified in the Assignment Agreement.

9.

Subsequent Events

Subsequent to year-end, the company reached agreements to settle outstanding unpaid bills with two of the law firms which it had used. On January 16, 2008, the company paid $255,155 to settle invoices from the first firm aggregating $286,274. With the second firm, the Company agreed to pay $27,804 and issue 42,215 shares of its common stock to settle invoices aggregating $44,304.

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

3.1	Articles of Incorporation filed on Form 10SB on July 26, 2001
3.2	Certificate of Amendment to the Articles of Incorporation filed in Current Report on Form 8-K on August 26, 2004
3.3	Amended and Restated Bylaws filed in Current Report on Form 8-K on September 3, 2004
4.1	Form of Common Stock certificate filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004
4.2	Form of Senior Secured Convertible Note dated September 26, 2007 filed in Current Report on Form 8-K on October 2, 2007
4.3	Form of Short-Term Warrant for the purchase of common stock filed in Current Report on Form 8-K on October 2, 2007.
4.4	Form of Long-Term Warrant for the purchase of common stock filed in Current Report on Form 8-K on October 2, 2007.
10.1

Amended and Restated Master Services Agreement effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd., and letter amendment effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

10.2	Collaboration Agreement, dated April 22, 2003, between Duska Scientific Co. and Medtronic, Inc. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.3*	Agreement, dated December 31, 2007, between Duska Therapeutics, Inc. and Amir Pelleg, Ph.D.
10.4

License and Assignment Agreement, dated November 15, 1999, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

10.5

License Agreement dated as of November 15, 1999, among Duska Scientific Co., Dr. Francesco DiVirgilio and Dr. Carlo Foresta filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

10.6

Development and Assignment Agreement, dated as of August 23, 2003 among Duska Scientific Co., Dr. Francesco DiVirgilio, Dr. Davide Ferrari and Dr. Roberto Baricodi filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

10.7	Assignment Agreement, dated as of December 18, 2003, between Duska Scientific Co. and Dr. Amir Pelleg filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.8	Assignment dated as of December 14, 2001, among Duska Scientific Co., Dr. Amir Pelleg and Dr. Edward S. Schulman filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.9	Development and Assignment Agreement by and between Drs. Francesco DiVirgilio, Lucia Galli and Valentina Resta, and Duska Scientific Co., dated March 8, 2005 on Form 10-QSB filed on August 15, 2005
10.10	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.11	Form of Non-Qualified Stock Option Agreement under 2004 Equity Incentive Plan filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.12	2004 Equity Incentive Plan, filed on Form S-8 (File No. 333-15063) on May 19, 2005
10.13	Note and Warrant Purchase Agreement filed in Current Report on Form 8-K on October 2, 2007
10.14	Security Agreement filed in Current Report on Form 8-K on October 2, 2007
10.15	Registration Rights Agreement filed in Current Report on Form 8-K on October 2, 2007
10.16	Subsidiary Guarantee filed in Current Report on Form 8-K on October 2, 2007
10.17	Patent Trademark and Copyright Security Agreement filed in Current Report on Form 8-K on October 2, 2007
21.1	List of Subsidiaries filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

*

this filing