Form 10-Q
period 2008-03-31
DUSKA THERAPEUTICS, INC.
filed 2008-05-22
CIK 1127842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-33023

DUSKA THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	86-0982792
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

470 Nautilus Street
Suite 300
La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 551-5700

Two Bala Plaza, Suite 300, Bala Cynwyd, PA 19004
(Former name, former address, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, outstanding as of April 15, 2008: 3,755,012

DUSKA THERAPEUTICS, INC.

Form 10-Q

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,599,181	$4,417,481
Restricted cash	96,983	196,057
Prepaid expenses & other current assets	34,953	33,169

Total current assets	3,731,117	4,646,707

Property and equipment, net	9,104	7,617

Debt issuance costs and deposits	1,806,385	2,081,726

Total assets	$5,546,606	$6,736,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$34,966	$431,236
Accrued expenses	3,000	7,943
Accrued registration rights penalties	354,946	-
Obligation to issue stock	27,867	68,097
Notes payable	9,243	15,991

Total current liabilities	430,022	523,267

Long term Liabilities	1,481,981	807,700
Commitments and contingencies
Stockholders' deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $.001 par value, 125,000,000 shares authorized; 3,755,012 and 3,639,648 shares outstanding at March 31, 2008 and December 31, 2007	3,755	3,640
Additional paid-in capital	17,944,692	17,727,256
Deficit accumulated during the development stage	(14,313,844)	(12,325,813)

Total stockholders' deficit	3,634,603	5,405,083

Total liabilities and stockholders' deficit	$5,546,606	$6,736,050

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception on
	Three Months Ended		February 9, 1996 to
	March 31,		March 31,
	2008	2007	2008
Revenues	$-	$-	$-

Operating expenses:
Research and development	172,731	89,642	3,928,404
General and administrative	738,711	247,090	7,436,162
	911,442	336,732	11,364,566

Loss from operations	(911,442)	(336,732)	(11,364,566)

Other income (expense)
Interest income	24,219	1,058	162,786
Interest expense	(1,100,808)	(58,314)	(2,893,489)
Loss on induced conversion of convertible debt	-	(136,397)	(218,575)
	(1,076,589)	(193,653)	(2,949,278)

Net loss	$(1,988,031)	$(530,385)	$(14,313,844)

Net loss per share - basic and diluted	$(0.54)	$(0.30)	$(13.00)
Weighted average number of shares
outstanding - basic and diluted	3,676,196	1,785,151	1,101,063

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
For the period from February 9, 1996
(inception) to January 1, 1999 (restated for
1,000:1 stock split and stock split up effected
in the form of a dividend and 3:1 stock split)	-	$-	$-	$-	$-
Issuance of stock for services in October 1999	189,480	189	30,493	-	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	-	25,000
Issuance of common stock for patents and
licenses in November 1999	11,520	12	756	-	768
Issuance of stock for patent assignments
and licenses from related parties
in November 1999	24,000	24	14,067	-	14,091
Net loss for the year ended December 31, 1999	-	-	-	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	-	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	-	175,000
Net loss for the year ended December 31, 2000	-	-	-	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	-	1,003,312
Net loss for the year ended December 31, 2001	-	-	-	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	-	-	-	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	-	-	-	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and
April 2004, net of offering costs of $31,850	13,500	13	238,137	-	238,150
Conversion of convertible notes payable and
accrued interest in March 2004	26,665	27	555,499	-	555,526
Warrant issuance costs associated with
conversion of convertible notes payable	-	-	190,846	-	190,846
Issuance of common stock for cash in August
2004, net of offering costs of $304,140	183,375	183	3,363,177	-	3,363,360
Shares issued to Shiprock, Inc. in the
reorganization on August 27, 2004	70,000	70	(70)	-	-
Issuance of warrants for services in November 2004			43,683	-	43,683
Net loss for the year ended December 31, 2004	-	-	-	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance at December 31, 2004	956,390	$956	$5,814,462	$(3,665,067)	$2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	-	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	-	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	-	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	-	46,854
Issuance of warrants for services in October 2005	-	-	485,000	-	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	-	130,648
Expense associated with vesting of stock options during 2005	-		25,255		25,255
Net loss for the year ended December 31, 2005	-	-	-	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	-	-	80,462	-	80,462
Issuance of warrants for services in February 2006	-	-	301,737	-	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	-	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	-	57,917
Exercise of warrants in May 2006	45,000	45	8,955	-	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	-	-	200,000	-	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	-	-	14,380	-	14,380
Net loss for the year ended December 31, 2006	-	-	-	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance at December 31, 2006	1,050,577	$1,051	$7,530,197	$(8,425,083)	$(893,835)

Conversion of convertible debt	636,999	637	609,031	-	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	-	320,000
Partially paid shares February 2007	-	-	-	-	-
Issuance of shares for rounding on reverse split	29,855	30	(30)	-	-
Expense associated with vesting of stock options during 2007	-	-	1,015,534		1,015,534
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discoount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	-	-	-	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	3,640	17,727,256	(12,325,813)	5,405,083

Shares issued for services in February, 2008 (unaudited)	42,215	42	19,799		19,841
Shares issued for services in March, 2008 (unaudited)	73,149	73	40,157		40,230
Expense associated with vesting of stock options during quarter (unaudited)			157,480		157,480
Net loss for the three months ended March, 2008 (unaudited)				(1,988,031)	(1,988,031)
Balance at March 31, 2008	3,755,012	$3,755	$17,944,692	$(14,313,844)	$3,634,603

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended	From Inception on February 9, 1996 to
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,988,031)	$(530,385)	$(14,313,844)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	632	182	10,001
Issuance of common stock and warrants for services	60,071	-	632,149
Issuance of options and warrants for services	157,480	60,485	2,386,097
Payments for investor relations activities from restricted cash	99,074	-	153,017
Writeoff of patents and licenses			63,963
Warrant issue costs associated with conversion of convertible notes payable			190,846
Amortization of debt discount	674,281	57,007	1,796,361
Amortization of debt issuance costs	275,341	-	543,911
Loss on induced conversion of convertible debt	-	136,780	139,269
Conversion of debt into equity	-	-	275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	(1,784)	23,126	(34,953)
Deposits	-	-	(2,300)
Accounts payable & accrued expenses	(41,324)	28,916	389,912
Obligation to issue stock	(40,230)		27,867
Accrued clinical expenses	(4,943)	11,174	3,000
Net cash used in operating activities	(809,433)	(212,715)	(7,738,777)

Cash flows from investing activities:
Payments to acquire property and equipment	(2,119)	-	(19,105)
Payments to develop patents	-	-	(49,104)
Net cash used in investing activities	(2,119)	-	(68,209)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	320,000	5,671,987
Proceeds from exercise of options	-	-	175
Proceeds from exercise of warrants	-	-	9,000
Proceeds from issuance of notes payable	-	-	99,752
Proceeds from issuance of convertible notes	-	-	6,500,000
Costs of debt issuance	-	-	(684,238)
Payments on notes payable	(6,748)	(22,582)	(190,509)
Restricted cash for equity to be issued			(267,165)
Proceeds from private offering of stock subscription			267,165
Proceeds from notes payable, related party			6,545
Payments on notes payable, related party			(6,545)
Net cash provided by financing activities	(6,748)	297,418	11,406,167

Net increase (decrease) in cash and cash equivalents	(818,300)	84,703	3,599,181
Cash and cash equivalents at beginning of period	4,417,481	8,236	-

Cash and cash equivalents at end of period	$3,599,181	$92,939	$3,599,181

Supplemental disclosure of cash flow information:
Interest paid	$147,846	$-	$297,932
Income taxes paid	$-	$-	$7,407

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$(60,071)	$-	$(632,149)
Issuance of common stock for patents and licenses	$-	$-	$46,109
Issuance of options and warrants for services	$157,480	$60,485	$2,386,097
Conversion of convertible notes payable and accrued
interest into common stock	$-	$250,000	$154,585
Expense associated with induced conversion of debt	$-	$-	$218,575

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

1. Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in La Jolla, California that carries out operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of diagnostic and therapeutic products based upon its technology related to adenosine 5’-triphosphate (ATP), and its receptors called P2 receptors (P2R). ATP is a biological compound found in every cell of the human body where it constitutes the source of energy that fuels all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidneys, by activating cell surface P2R. The pharmacological activation and inhibition of P2R by agonists and antagonists, respectively is the basis for the potential development of new drugs for the diagnosis or treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at March 31, 2008 of approximately $14.0 million. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plans to meet its operating cash flow requirements using cash on hand. The Company expects it will have sufficient resources to fund its planned operations into 2010. However, additional capital may still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations, especially if anticipated costs exceed expectations. If additional funds are needed beyond what the Company might receive from the exercise of warrants to purchase common stock and the potential conversion of its outstanding convertible debt, the Company would seek additional capital through sales of equity securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company might also consider the sale of certain intellectual property assets, or the sale or merger of the business.

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

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2007, is derived from audited statements included the Company’s Form 10-KSB filed with the SEC on March 18, 2008. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-KSB. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 24,219,952 and 2,033,094 shares at March 31, 2008 and 2007, respectively.

3. Long-term Liabilities

Long-term liabilities consist of $5,900,000 of Secured Convertible Notes, which are due on September 26, 2009, net of debt discount of $4,418,019. Interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $.40 per share. The notes, and the detachable warrants sold at the same time, also have registration rights, with liquidated damages for failure to file a registration statement within 90 days of issuance or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. In April, 2008, the investors waived the registration rights and liquidated damages provisions of the notes and warrants.

Debt discount arose as a result of the beneficial conversion option on the notes, and the fair value attributed to the detachable warrants which were sold with the notes. This discount is being amortized to interest expense over the life of the notes.

4. Stockholders’ Equity

Effective February 28, 2007, the Company agreed to effect a 1 for 20 reverse split of the Company's stock. The split was completed on March 26, 2007, and the Company's stock began to trade that day under the ticker symbol "DSKA." The share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

In December, 2007, the Company’s board of directors authorized, and the consent of the holders of a majority of the outstanding shares was obtained, to increase the Company’s authorized shares of common stock to 125,000,000, which increase is anticipated to become effective on or about May 12, 2008, twenty days after the date that the Information Statement describing such increase is mailed to shareholders. In accordance with the terms of the Secured Notes, the Company has reserved 53,100,000 shares for potential issuance upon conversion of the notes or exercise of the detachable warrants sold with the notes.

In February, 2008, the Company issued 42,215 shares of its common stock as partial settlement of outstanding invoices with its former law firm. Based on the market price of the Company’s common stock on the date settlement was reached, this stock was valued at $19,841. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of cash for accrued consulting and directors’ fees and expenses. Based on the market value of the company’s stock on the date this action was approved by the board of directors, the value of this stock was determined at $40,230.

During the process of raising funds from investors to continue development of its drug candidates and continue operations, the Company has issued 38,287,717 warrants to purchase shares of its common stock. The warrant exercise prices and expiration dates are:

Expiration Date	Exercise Price per share	Number of Shares
March, 2009	20.00	26,666
October, 2009	20.80	4 ,950
December, 2009	0.80	625,000
January, 2010	0.80	800,000
September, 2010	0.50	14,750,000
August, 2011	3.00	33,334
September, 2011	3.00	33,333
December, 2011	0.80	62,500
May, 2012	0.30	807,217
May, 2012	0.60 - 1.00	807,217
August, 2012	0.40	625,000
August, 2012	0.56	250,000
September, 2012	0.50	400,000
September, 2012	0.44	19,062,500
		38,287,717

Pursuant to its agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™, the Company is obligated to issue 1,393 shares of common stock for services performed.

5. Related Party Transactions

In March, 2008, the Company issued 3,853 shares of its common stock to one of its directors in lieu of cash obligations of $2,119 for travel expenses incurred on behalf of the company, and 14,749 shares of its common stock in lieu of $8,112 of directors’ fees and travel expenses to another of its directors. The value used to determine the number of shares issued was the last closing price of the Company’s stock prior to the board action authorizing such payment.

6. Stock-Based Compensation

During the three months ended March 31, 2008, no options were exercised, cancelled, or expired options. As of March 31, 2008, options for 3,868,487 shares have not yet vested, and the related expense of $1,698,398 has not been recognized in expense for those awards. Of these unvested options, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, for which the related fair value is $80,710.

Options for 376,971 and 100,375 shares vested during the three months ended March 31, 2008 and 2007, and $157,480 and $60,483, respectively, was recognized in expense for those periods. The aggregate intrinsic value of vested options at March 31, 2008 was $0.

In February, 2008, the board of directors authorized, and the consent of the holders of a majority of the shares outstanding was obtained, to increase the number of shares reserved for issuance under the 2004 Equity Incentive Plan to 6,500,000, which increase is expected to become fully effective on or about May 12, 2008, twenty days after the date that the Information Statement describing such increase is mailed to stockholders. As of March 31, 2008, options to purchase 6,426,716 shares were authorized.

7. New Accounting Pronouncements

New Accounting Pronouncements–

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

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company adopted this statement with no material effect on its financial condition or results of operations.

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

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue is effective for the Company as of January 1, 2008. While the Company does enter negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue did not have a material effect upon the Company’s results of operations or financial condition upon adoption.

In March, 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect to have to make any additional disclosures upon adoption.

8. Subsequent Events

On December 24, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to its obligations under the Registration Rights Agreement entered with the investors in its sale of Secured Convertible Notes in September, 2007. After receiving comments from the Commission on that registration statement, and subsequent to the changes to the Commission’s Rule 144, the Company began discussions with those investors about the advisability of filing an amended registration statement or amending the Registration Rights agreement. Because those discussions have not reached a final agreement with all the investors, the Company has recorded a provision of $354,946 in general and administrative expense for the three months ended March 31, 2008 for penalties that may be payable under the original agreement.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 16 and the Risk Factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

On August 30, 2004, we completed a merger in which Duska Scientific Co. (“Duska Scientific”), through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited landscaping and irrigation operations). In connection with the merger, we changed our name to “Duska Therapeutics, Inc.”, replaced our officers and directors with those of Duska Scientific, ceased our landscaping business and moved our offices to Bala Cynwyd, Pennsylvania. In November, 2007, we moved our main offices to La Jolla, California. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of two current product candidates and two proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-KSB for the year ended December 31, 2007 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See our Note 1 in our unaudited consolidated financial statements for the three month period ended March 31, 2008, as set forth herein.

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

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue is effective for the Company as of January 1, 2008. While the Company does enter negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue did not have a material effect upon the Company’s results of operations or financial condition upon adoption.

In March, 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect to have to make any additional disclosures upon adoption.

Results of Operations

We recorded net losses of $1,988,031 and $530,385 for the three month periods ended March 31, 2008 and 2007, respectively. Our net loss increased primarily as a result of an increase in interest expense and to a lesser extent an increase in general and administrative expenses and research and development..

General and administrative expenses were $738,711 and $247,090 during the three month periods ended March 31, 2008 and 2007, respectively. General and administrative expenses consist principally of officers' salaries, stock option expense, legal and accounting fees, insurance premiums, accrued registration rights penalties, and facilities costs. The higher cost in 2008 resulted from an increase of $94,216 in salaries due to the hiring of two employees in the fourth quarter of 2007 and an increase of $96,997 in stock-based compensation expense and an accrual for registration rights penalties, offset in part by a decrease in legal fees and insurance costs. Stock-based compensation expense in the first three months of 2007 was $157,480. On December 24, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to its obligations under the Registration Rights Agreement entered with the investors in its sale of Secured Convertible Notes in September, 2007. After receiving comments from the Commission on that registration statement, and subsequent to the changes to the Commission's Rule 144, the Company began discussions with those investors about the advisability of filing an amended registration statement or amending the Registration Rights agreement. Because those discussions have not reached a final agreement with all the investors, the Company has recorded a provision of $354,946 in general and administrative expense for the three months ended March 31, 2008 for penalties that may be payable under the original agreement.

Research and development expenses were $172,731 and $89,642 during the three month periods ended March 31, 2008 and 2007. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and ATPotent™. The increase from 2007 to 2008 is due to costs related to the preparation of an NDA for ATPace™ based on section 505(b)(2) of the FDA, and preliminary development work on ATPotent™ for marketing approval of the product as a device under section 510(k) of the FDA.

Interest income was $24,219 and $1,058 during the three month periods ended March 31, 2008 and 2007. The variance generally corresponds to fluctuating cash balances. For the three month periods ended March 31, 2008 and 2007, we incurred $1,100,808 and $58,314 of interest expense, the majority of which was related to the amortization of debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $3,599,181, compared to $4,417,481 at December 31, 2007. Working capital totaled $3,301,095 at March 31, 2008, compared to working capital of $4,123,440 at December 31, 2007. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.3 million of equity securities and convertible debt issues.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the three months ended March 31, 2008, our cash used in operating activities was $809,433. The primary differences between the net loss of $1,988,031 and operating cash flow are noncash charges of $157,480 for options issued for services, $674,281 for amortization of debt discount accrued registration rights penalities of $354,946, and $257,341 of amortization of debt issuance costs. Based on our current plan of operations and the closing of a private offering of convertible securities, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures into 2010. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than we anticipated and the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants to purchase 44.7 million shares. In addition, our cash that we anticipated may be generated from the exercise of outstanding warrants may be less than we anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

As of March 31, 2008, we had an accumulated deficit of approximately $14.0 million. Our ability to continue our operations as a going concern is subject to our ability to obtain potentially required additional capital, if needed, to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so.

As of March 31, 2008, we had long-term debt obligations with a face value of $5,900,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, and no purchase obligations.

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

Item 4T. — Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part II, Item 6, subsection “Risk Factors” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 6, subsection “Risk Factors” to Part II of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Risks Related To Our Business

We have never generated any revenues, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable, and as a result, we may have to cease operations and liquidate our business.

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the three month periods ended March 31, 2008 and 2007, we had net losses of approximately $1,633,085 and $530,385, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

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

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.3 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. The estimated cost of completing the development of our current and proposed product candidates and of obtaining marketing approval for these products may be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations into 2010. We may need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA including additional clinical trials and costs associated with meeting these requirements. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if CooperSurgical, Inc. does not elect under our agreement to assist with the funding of our Phase II and Phase III trials for ATPotent™ and acquire a marketing license for this product candidate (see “Business-Strategic Alliances-CooperSurgical, Inc.”). Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule that would be developed as a Vagonixen™ drug candidate, we may have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. The rate of patient enrollment in our ATPace™ Phase II trial to date was slower than we had originally anticipated. Accordingly, we suspended the enrollment of patients into the trial, effective as of March 27, 2006, and we have considered alternative strategies for an expeditious drug development pathway utilizing section 505(b)(2) of the FDA. While we have a Type C meeting scheduled with the FDA to discuss this in April, 2008, there is no guarantee that the FDA would favorably consider an application under this section, and may require additional clinical trials with this product. In 2007 two pre-clinical studies sponspored by the Company have demonstrated beneficial effects of ATP (the active ingredient of ATPotent™) on normal and mal-functioning human and animal sperm manifested in improved motility parameters and increased rate of in vitro fertilization. Based on these studies we are planning on seeking marketing approval of this product as a device based on section 510k of the FDA. There are no assurances that the FDA would approve our pathway for approval and, therefore, we may encounter significant delays and additional costs in the development of ATPotent™. IN case clinical trials would be required by the FDA, we may encounter further difficulties due to the nature or complexity of the protocol or for other unanticipated reasons. It will take at least several years before marketing approvals for ATPace™ and ATPotent™ are obtained, even if we can confirm the previously published data.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2008, the Company issued 42,215 shares of its common stock valued at $19,941, based on the market price of the Company’s stock on date settlement was reached, as partial settlement of outstanding invoices with its former law firm. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of a $40,230 cash obligation for accrued consulting and directors’ fees and expenses, based on the last closing price of the Company’s stock on the date before the action was approved by the board of directors.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company obtained approval by written consents, in lieu of a special meeting, of the holders of a majority of our common stock authorizing an increase in the number of $0.001 par value authorized common shares to 125,000,000 (“Increase”) and an increase in the number of options available for award under the Duska’s 2004 Equity Incentive Plan to 6,500,000 (“Option Limit”).  Duska's Board of Directors approved the Increase on December 12, 2007 and, on January 10, 2008, Duska had obtained (by written consents) the approval of the Increase from seven shareholders that are the record owners of 1,943,089 shares of common stock, which represented 55.5% of the total outstanding shares of Duska's common stock outstanding as of December 3, 2007, the record date. Duska's Board of Directors approved the Option Limit on February 11, 2008 and at March 11, 2008, Duska had obtained (by written consent) the approval of seven shareholders that are the record owners of 1,943,089 shares of common stock, which represented 53.4% of the total outstanding shares of Duska's common stock outstanding on February 11, 2008. The approval by the shareholders will not become effective until 20 days from the date of mailing of an Information Statement to our shareholders, which we anticipate will be April 28, 2008, and, with respect to the Increase, after the filing of amended Articles of Incorporation with the Secretary of State of Nevada.

The elimination of the need for a special meeting of the shareholders to approve the Increase and the Option Limit is authorized by Section 78.320 of the Nevada Revised Statutes, (the "Nevada Law").  This Section provides that the written consent of the holders of outstanding shares of voting capital stock, having not less than the minimum number of votes which would be necessary to authorize or  take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting. According to Section 78.390 of the Nevada Law, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company's Articles of Incorporation. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Increase and the increase in the Option Limit as early as possible in order to accomplish the purposes of the Company, the Board of Directors of the Company voted to utilize the written consent of the majority shareholders of the Company.

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

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: May 13, 2008	By:	/s/ Wayne R. Lorgus
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