Form 10-Q
period 2008-06-30
DUSKA THERAPEUTICS, INC.
filed 2008-08-14
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 000-33023

———————

DUSKA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	86-0982792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

470 Nautilus Street
Suite 300
La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

(858) 551-5700

Registrant’s telephone number, including area code

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

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, outstanding as of July 15, 2008: 3,753.342

DUSKA THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Stockholders’ Equity (Deficit)

3

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition
And Results of Operations

13

Item 4T.

Controls and Procedures

16

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

17

Item 1A

Risk Factors

17

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 6.

Exhibits

20

SIGNATURES

21

i

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,067,677	$4,417,481
Restricted cash	29,141	196,057
Prepaid expenses	21,286	33,169

Total current assets	3,118,104	4,646,707

Property and equipment, net	8,472	7,617

Other assets	1,524,104	2,081,726

Total assets	$4,650,680	$6,736,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$285,617	$431,236
Accrued clinical and other expenses	110,116	7,943
Obligation to issue stock	47,000	68,097
Notes payable	2,337	15,991

Total current liabilities	445,070	523,267

Long term Liabilities	2,173,260	807,700
Commitments and contingencies

Stockholders' deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $.001 par value, 125,000,000 shares authorized; 3,753,342 and 3,639,648 shares outstanding at June 30, 2008 and December 31, 2007	3,753	3,640
Additional paid-in capital	18,147,448	17,727,256
Deficit accumulated during the development stage	(16,118,851)	(12,325,813)

Total stockholders' deficit	2,032,350	5,405,083

Total liabilities and stockholders' deficit	$4,650,680	$6,736,050

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception on February 9, 1996 to June 30, 2008

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	506,138	7,831	678,869	97,473	4,434,542
General and administrative	186,551	260,705	925,262	507,795	7,622,713
	692,689	268,536	1,604,131	605,268	12,057,255

Loss from operations	(692,689)	(268,536)	(1,604,131)	(605,268)	(12,057,255)

Other income (expense)
Interest income	9,036	762	33,255	1,820	171,822
Interest expense	(1,121,354)	(528)	(2,222,162)	(58,842)	(4,014,843)
Loss on induced conversion of convertible debt	—	—	—	(136,397)	(218,575)
	(1,112,318)	234	(2,188,907)	(193,419)	(4,061,596)

Net loss	$(1,805,007)	$(268,302)	$(3,793,038)	$(798,687)	$(16,118,851)

Net loss per share - basic and diluted	$(0.48)	$(0.10)	$(1.02)	$(0.35)	$(13.70)

Weighted average number of shares outstanding - basic and diluted	3,754,572	2,782,750	3,715,383	2,286,706	1,176,640

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	—	$—	$—	$—	$—
Issuance of stock for services in October 1999	189,480	189	30,493	—	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	—	25,000
Issuance of common stock for patents and licenses in November 1999	11,520	12	756	—	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	24,000	24	14,067	—	14,091
Net loss for the year ended December 31, 1999	—	—	—	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	—	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	—	175,000
Net loss for the year ended December 31, 2000	—	—	—	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	—	1,003,312
Net loss for the year ended December 31, 2001	—	—	—	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	—	—	—	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	—	—	—	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	13,500	13	238,137	—	238,150
Conversion of convertible notes payable and accrued interest in March 2004	26,665	27	555,499	—	555,526
Warrant issuance costs associated with conversion of convertible notes payable	—	—	190,846	—	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140	183,375	183	3,363,177	—	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	70,000	70	(70)	—	—
Issuance of warrants for services in November 2004			43,683	—	43,683
Net loss for the year ended December 31, 2004	—	—	—	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	—	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	—	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	—	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	—	130,648
Expense associated with vesting of stock options during 2005	—		25,255		25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

			Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	—	—	80,462	—	80,462
Issuance of warrants for services in February 2006	—	—	301,737	—	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	—	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	—	57,917
Exercise of warrants in May 2006	45,000	45	8,955	—	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	—	—	200,000	—	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	—	—	14,380	—	14,380
Net loss for the year ended December 31, 2006	—	—	—	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt	636,999	637	609,031	—	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	—	320,000
Partially paid shares February 2007	—	—	—	—	—
Issuance of shares for rounding on reverse split	29,855	30	(30)	—	—
Expense associated with vesting of stock options during 2007	—	—	862,537		862,537
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Debt discount on exchange of convertible notes in October and November 2007			150,000		150,000
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	—	—	—	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	$3,640	$17,724,259	$(12,325,813)	$5,405,083

Shares issued for services in February, 2008 (unaudited)	42,215	42	19,799		19,841
Shares issued for services in March, 2008 (unaudited)	73,149	73	40,157		40,230
Warrants issued for services in May, 2008 (unaudited)			18,213		18,213
Expense associated with vesting of stock options during six months (unaudited)			314,156		314,156
Net loss for the six months ended June 2008 (unaudited)				(3,793,038)	(3,793,038)
Shares issued from escrow (unaudited)			27,867		27,867
Cancellation of escrow shares (unaudited)	(1,670)	(2)			(2)

Balance at June 30, 2008	3,753,342	$3,753	$18,147,448	$(16,118,851)	$2,032,350

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	From Inception on February 9, 1996 to June 30, 2008
Cash flows from operating activities:
Net loss	$(3,793,038)	$(798,687)	$(16,118,851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,264	365	10,633
Issuance of common stock and warrants for services	87,938	—	660,016
Issuance of options and warrants for services	332,367	97,901	2,560,984
Payments for investor relations activities from restricted cash	166,916	—	220,859

Writeoff of patents and licenses	—	—	63,963
Warrant issue costs associated with conversion of convertible notes payable	—	—	190,846
Amortization of debt discount	1,365,560	57,007	2,487,640
Amortization of debt issuance costs	557,622	—	826,192
Loss on induced conversion of convertible debt	—	136,780	139,269
Conversion of debt into equity	—	—	275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	11,883	50,512	(21,286)
Restricted cash	—	268,859	—
Deposits	—	—	(2,300)
Accounts payable	(145,619)	(10,109)	285,617
Obligation to issue stock	(21,097)	(267,165)	47,000
Accrued expenses	102,173	—	110,116
Net cash used in operating activities	(1,334,031)	(464,537)	(8,263,375)

Cash flows from investing activities:
Payments to acquire property and equipment	(2,119)	—	(19,105)
Payments to develop patents	—	—	(49,104)
Net cash used in investing activities	(2,119)	—	(68,209)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	320,000	5,671,987
Proceeds from exercise of options	—	175	175
Proceeds from exercise of warrants	—	—	9,000
Proceeds from issuance of notes payable	—	—	99,752
Proceeds from issuance of convertible notes	—	—	6,500,000
Costs of debt issuance	—	—	(684,238)
Payments on notes payable	(13,654)	(45,689)	(197,415)
Restricted cash for equity to be issued	—	242,165	(267,165)
Proceeds from private offering of stock subscription	—	—	267,165
Proceeds from notes payable, related party	—	—	6,545
Payments on notes payable, related party	—	—	(6,545)
Net cash provided by financing activities	(13,654)	516,651	11,399,261

Net increase (decrease) in cash and cash equivalents	(1,349,804)	52,114	3,067,677
Cash and cash equivalents at beginning of period	4,417,481	8,236	—

Cash and cash equivalents at end of period	$3,067,677	$60,350	$3,067,677

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (continued)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	From Inception on February 9, 1996 to June 30, 2008
Supplemental disclosure of cash flow information:
Interest paid	$295,639	$1,241	$445,725
Income taxes paid	$—	$2,823	$7,407

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$87,938	$—	$660,106
Issuance of common stock for patents and licenses	$—	$—	$46,109
Issuance of options and warrants for services	$332,367	$97,901	$2,560,984
Conversion of convertible notes payable and accrued interest into common stock	$—	$609,668	$154,585
Expense associated with induced conversion of debt	$—	$—	$218,575

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.

Description of Company and Basis of Preparation

Duska Therapeutics, Inc. (“Duska Therapeutics”) is an emerging biopharmaceutical company incorporated in Nevada and based in La Jolla, California that carries out operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Duska Therapeutics and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of new cardiovascular and pulmonary diagnostic and therapeutic products based upon recent advances in the pharmacology of adenosine triphosphate (ATP) and nitric oxide (NO). These two molecules play critical roles in cellular metabolism and signal transduction throughout the body, Their manipulation by pharmacologuical agents constitute novel therapeutic modalities for the treatment of cardiovascular and pulmonary disorders. The Company is developing a portfolio of investigational drugs, two of which are in late stages of clinical testing.

Duska Therapeutics was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger, in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely to facilitate the merger. Duska Scientific was the surviving corporation in this merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As a part of the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics has not conducted any business other than the Company’s business of developing new medical products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at June 30, 2008 of approximately $16.1 million. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management plans to meet its operating cash flow requirements using cash on hand. The Company expects it will have sufficient resources to fund its planned operations into 2009. However, additional capital may still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations, especially if anticipated costs exceed expectations, or if the Company increases the pace of its development activities. If additional funds are needed beyond what the Company might receive from the exercise of warrants to purchase common stock and the potential conversion of its outstanding convertible debt, the Company would seek additional capital through sales of equity securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company might also consider the sale of certain intellectual property assets, or the sale or merger of the business.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

1.

Description of Company and Basis of Preparation (continued)

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

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at June 30, 2008 and for the three- and six-month periods ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2007, is derived from audited statements included the Company’s Form 10-KSB filed with the SEC on March 18, 2008. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-KSB. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.

Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 6,925,401 and 2,083,094 shares at June 30, 2008 and 2007, respectively.

3.

Long-term Liabilities

Long-term liabilities consist of $5,900,000 of Secured Convertible Notes, which are due on September 26, 2009, net of debt discount of $3,726,741. Interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $0.40 per share. The notes, and the detachable warrants sold at the same time, also have registration rights, with liquidated damages for failure to file a registration statement within 90 days of issuance or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. On December 24, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to its obligations under the Registration Rights

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

3.

Long-term Liabilities (continued

Agreement that it entered into with the investors in its sale of Secured Convertible Notes in September, 2007. The Registration Rights Agreement provided for liquidated damages in the event a registration statement was not filed by a certain specified date and such registration statement was not declared effective by a specified date. The initial registration statement was filed within the time specified in the registration rights agreement. After receiving comments from the Commission on that registration statement, and subsequent to the changes to the Commission’s Rule 144, the Company delayed the filing of an amendment to the registration statement pending discussions with the investors whose securities were being registered about the advisability of filing an amended registration statement or having them waive their rights under the Registration Rights Agreement. Because those discussions did not reach a final agreement with all the investors , we did not meet the effective date deadline, In accordance with the guidance in EITF Issue 00-19-2,the Company recorded a provision of $354,946 in general and administrative expense for the three months ended March 31, 2008 for penalties that may have been payable under the Registration Rights Agreement . The Company filed an amended Registration Statement with the SEC on June 16, 2008, and a Registration Statement registering a portion of such investor’s shares was declared effective by the Commission on June 25, 2008. Some of the investors waived their rights to liquidated damages, and but discussions with those who did not are continuing. As a result, $275,331 of the provision for registration rights penalties was reversed in the three-month period ended June 30, 2008, leaving an accrual of $79,615.

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

In December, 2007, the Company’s board of directors authorized, and the consent of the holders of a majority of the outstanding shares was obtained, to increase the Company’s authorized shares of common stock to 125,000,000, which increase became effective on May 12, 2008, twenty days after the date that the Information Statement describing such increase was mailed to shareholders. In accordance with the terms of the Secured Notes, the Company has reserved 53,100,000 shares for potential issuance upon conversion of the notes or exercise of the detachable warrants sold with the notes.

In February, 2008, the Company issued 42,215 shares of its common stock as partial settlement of outstanding invoices with its former law firm. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of cash for accrued consulting and directors’ fees and expenses.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

4.

Stockholders’ Equity (continued)

During the process of raising funds from investors to continue development of its drug candidates and continue operations, and as an incentive for certain vendors, the Company has issued 38,187,717 warrants to purchase shares of its common stock. In addition, in May, 2008, the Company issued five-year warrants for 300,000 shares at an exercise price of $0.50 to its investor relations firm. Warrants for 50,000 shares vested immediately, the remainder will vest in tranches as the Company’s stock price reaches specified levels. The Company recorded expense of $18,213 for the fair value of the warrants which vested immediately. The fair value of the warrants was estimated using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants made during the second quarter of 2008:

Expected dividend yield	0.00%
Expected volatility	106%
Risk-free interest rate	3.15%
Expected life of warrant	5 years

The warrant exercise prices and expiration dates for warrants outstanding at June 30, 2008 are:

Expiration Date	Exercise Price	# Shares

3/4/2009	20.00	26,665
10/31/2009	20.80	4,950
12/15/2009	0.80	625,000
1/8/2010	0.80	800,000
8/15/2011	3.00	16,667
8/29/2011	3.00	16,667
9/15/2011	3.00	25,000
9/18/2011	3.00	8,333
12/8/2011	0.80	62,500
5/23/2012	0.30	807,217
5/23/2012	0.60	807,217
8/24/2012	0.40	625,000
8/13/2012	0.56	250,000
9/21/2012	0.50	400,000
9/26/2017	0.44	4,312,500
9/26/2012	0.50	14,750,000
9/26/2012	0.40	14,750,000
5/28/2013	0.50	300,000
		38,587,716

Pursuant to its agreement with Cato Research Ltd. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase II and Phase III clinical trials of ATPace™, the Company issued on June 6, 2008 1,393 shares of common stock for services performed. That agreement has been terminated and the remaining 1,670 shares of common stock issuable under the agreement have been cancelled by the Company.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

5.

Commitments and Contingencies

Effective May 30, 2008, Duska Therapeutics, Inc. (the “Company”) entered into a License Agreement (the “License Agreeement”) with Duke University (“Duke”) and John Hopkins University (“JHU”) pursuant to which Duke and JHU have granted the Company an exclusive license to develop and commercialize certain of its proprietary cardiovascular drugs to treat heart failure. In consideration of the granting of the license, the Company has agreed to pay Duke a non-refundable upfront cash payment of $25,000 and issue 100,000 shares of its common stock to Duke in addition to milestone payments, royalty payments which are a percentage of net sales of products covered by the patents being licensed and annual license administration fees for a period of time prior to and after the first commercial sale of licensed products. The upfront cash payment and obligation to issue 100,000 shares have been expensed in the three months ended June 30, 2008.

6.

Stock-Based Compensation

During the three and six months ended June 30, 2008, no options were exercised, cancelled, or expired options. As of June 30, 2008, options for 3,930,880 shares have not yet vested, and the related expense of $1,714,296 has not been recognized in expense for those awards. Of these unvested options, awards for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, for which the related fair value is $80,710.

Options for 376,971 and 85,000 shares vested during the three months ended June 30, 2008 and 2007. Options for 756,720 and 185,375 shares vested during the six months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, $156,673 and $37,417 was recorded for stock-based compensation expense. For the six months ended June 30, 2008 and 2007, $314,578, and $97,900, respectively, was recognized in stock compensation expense. The aggregate intrinsic value of vested options at June 30, 2008 was $41,446.

7.

New Accounting Pronouncements

New Accounting Pronouncements –

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

In December, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) (As Amended) Business Combinations. The statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

7.

New Accounting Pronouncements (continued)

for each business combination. The Statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. The Company has evaluated the impact that the adoption of SFAS 141(R) will have on its financial condition and results of operations and concluded there will be no material adjustment as a result of adoption.

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

In May, 2008, the FASB issued FASB Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

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

Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 18 and the Risk Factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-KSB for the year ended December 31, 2007 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See our Note 1 in our unaudited consolidated financial statements for the three month period ended June 30, 2008, as set forth herein.

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

In December, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) (As Amended) Business Combinations. The statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. The Company has evaluated the impact that the adoption of SFAS 141(R) will have on its financial condition and results of operations and concluded there will be no material adjustment as a result of adoption.

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

In May, 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not expect any changes in its financial reporting upon adoption.

Results of Operations

We recorded net losses of $1,805,007 and $268,302 for the three month periods ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007, respectively, our net losses were $3,793,038 and $798,687. Our net loss increased primarily as a result of an increase in interest expense and to a lesser extent an increase in general and administrative expenses and research and development.

General and administrative expenses were $186,551 and $260,705 during the three month periods ended June 30, 2008 and 2007, respectively, and $925,262 and $507,795 for the six month periods ended June 30, 2008 and 2007. General and administrative expenses consist principally of officers’ salaries, stock-based compensation expense, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in the six months of 2008 resulted from a $168,469 increase in salaries due to the hiring of two employees in the fourth quarter of 2007 and an increase of $299,423 in stock-based compensation expense (including the fair value of warrants issued to vendors in May, 2008), offset in part by a decrease in legal fees and insurance costs. In addition, the Company recorded registration rights penalties of $79,616 in the six months ended June 30, 2008.

Research and development expenses were $678,871 and $97,473 during the six month periods ended June 30, 2008 and 2007. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and ATPotent™, and the acquisition of a license for a new class of drugs for the treatment of major cardiovascular disorders. The increase from 2007 to 2008 is due to costs related to the preparation of an NDA for ATPace™ based on section 505(b)(2) of the FDA, and preliminary development work on ATPotent™ for marketing approval of the product as a device under section 510(k) of the FDA, and the cost of the license acquired in May, 2008.

Interest income was $33,255 and $1,820 during the six month periods ended June 30, 2008 and 2007. The variance generally corresponds to fluctuating cash balances. For the six month periods ended June 30, 2008 and 2007, we incurred $2,222,162 and $58,842 of interest expense, the majority of which increase was related to the amortization of debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $3,067,677, compared to $4,417,481 at December 31, 2007. Working capital totaled $2,673,034 at June 30, 2008, compared to working capital of $4,123,440 at December 31, 2007. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.3 million of equity securities and convertible debt issues.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the six months ended June 30, 2008, our cash used in operating activities was $1,334,031. The primary differences between the net loss of $3,793,038 and operating cash flow are noncash charges of $420,305 for options and warrants issued for services, $1,365,560 for amortization of debt discount and $557,622 of amortization of debt issuance costs. Based on our current plan of operations and the closing of a private offering of convertible securities, we believe that our current and anticipated cash balances will be sufficient to fund our planned expenditures into 2009. However, the estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than we anticipated and the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants to purchase 44.7 million shares. In addition, our cash that we anticipated may be generated from the exercise of outstanding warrants may be less than we anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

As of June 30, 2008, we had an accumulated deficit of approximately $16.1 million. Our ability to continue our operations as a going concern is subject to our ability to obtain potentially required additional capital, if needed, to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so.

As of June 30, 2008, we had long-term debt obligations with a face value of $5,900,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, and no purchase obligations.

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

Item 4T. -- Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the six month periods ended June 30, 2008 and 2007, we had net losses of approximately $3,793,038 and $798,687, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

Our current and proposed product candidates remain subject to significant uncertainty.

All of our current and proposed product candidates are in early stages of development, have never generated any sales and require extensive testing before commercialization. We only have three full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. There can be no assurance that we will be able to satisfactorily develop our technologies or market our current or proposed product candidates so that they will generate revenues. The successful development of our product candidates is subject to the risk that we may not be able to:

•

obtain additional funds necessary to develop, test, manufacture and market our product candidates;

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

Of the two drug candidates slated for further clinical trials in 2008-2009, the first, ATPace™ found in its Phase II clinical trial that the rate of patient enrollment was slower than we had originally anticipated, and suspended the enrollment of patients into the trial before reaching the total number specified in the Phase II protocol. Subsequently, we have decided to change the proposed claim of ATPace™ from diagnostic to therapeutic and to pursue marketing approval for the product under secion 505(b)(2) of the FDA.  While the FDA has recently allowed us to pursue this pathway and is now reviewing a proposed design for a Phase III clinical trial for ATPace™, there can be no assurance that the FDA will not ask us to amend the protocol in a way that would increase the costs of the trial and/or that we will be able to fully enroll the number of patients required by the protocol in a timely fashion

If we obtain additional financing, you may suffer significant dilution.

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. In addition, we have recently as well as in the past issued securities in lieu of cash as payment for services and we anticipate that we will continue to do so. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in August, 2007, we sold convertible notes with detachable warrants which were convertible into 625,000 shares of our common stock; the warrants could be exercised to purchase an additional 625,000 shares of our common stock at a price of 40¢ per share. To raise additional funds, we entered into a placement agent agreement which included a warrant to purchase 250,000 shares of our common stock at an exercise price of 56¢ per share. The placement agent helped us to sell 10%, three-year convertible notes with a face value of $5,750,000, which are convertible into 14,375,000 shares of our common stock at a conversion price of 40¢ per share; the notes also carried one-year warrants for the purchase of 14,375,000 shares of our common stock at an exercise price of 50¢ per share and five year warrants for the purchase of 14,375,000 share of our common stock at an exercise price of 44¢ per share. Both warrants may be exercised in whole or in part on a cashless exercise basis. In connection with this transaction, we issued a warrant to the placement agent for the purchase of 4,312,500 shares at an exercise price of 44¢ per share.

Before we can market any of our current or proposed product candidates, we must obtain governmental approval for each of our current and proposed product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Each of the current and proposed product candidates under development will require approval of the FDA before it can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future, similar approvals will need to be obtained from foreign regulatory agencies before we can market these product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic or diagnostic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic or diagnostic products is high. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

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

Regarding the development of ATPotent™ as a proposed device for enhancing sperm motility, we have conducted pre-clinical studies with ATP, which is the active ingredient of ATPotent™. There is no assurance that the FDA will accept the data from these studies. Thus, the development of ATPotent™ may be delayed or even abandoned altogether; in the case of a delay, the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

We may from time to time conduct pre-clinical studies for our product candidates at medical centers whose facilities do not conform to the FDA’s good laboratory practice regulations. Data generated from studies at those facilities may, under certain circumstances, not be accepted by the FDA for use in IND (as defined below) or other filings with that agency. Our pre-clinical studies of ATPotent™ were conducted at the University of Pennsylvania without compliance with the FDA’s good laboratory practices, and there can be no assurance that the data generated from these studies will be accepted by the FDA should we seek to include this data in any FDA filings for ATPotent™.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.3 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. The estimated cost of completing the development of our current and proposed product candidates and of obtaining marketing approval for these products may be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations into 2009. We may need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us, such as the technology we received in our recent licensing agreement with Duke in June, 2008.. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA including additional clinical trials and costs associated with meeting these requirements. We will also incur substantial costs to develop ATPotent™, and acquire a marketing license for this product candidate Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule that would be developed as a Vagonixen™ drug candidate, we may have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. The rate of patient enrollment in our ATPace™ Phase II trial to date was slower than we had originally anticipated. Accordingly, we suspended the enrollment of patients into the trial, effective as of March 27, 2006, and we have considered alternative strategies for an expeditious drug development pathway utilizing section 505(b)(2) of the FDA. In April 2008 we had a Type C meeting with the FDA to discuss the requirements for filing an NDA under Section 505 (b) (2) for ATPace™, there is no guarantee that the FDA will comment favorably about our clinical designs or that the FDA will favorably consider an application under this section, and may require additional clinical trials with this product. In 2007 two pre-clinical studies sponsored by the Company have demonstrated beneficial effects of ATP (the active ingredient of ATPotent™) on normal and mal-functioning human and animal sperm manifested in improved motility parameters and increased rate of in vitro fertilization. Based on these studies we are planning on seeking marketing approval of this product as a device based on section 510k of the FDA. There are no assurances that the FDA would approve our pathway for approval and, therefore, we may encounter significant delays and additional costs in the development of ATPotent™. In case clinical trials would be required by the FDA, we may encounter further difficulties due to the nature or complexity of the protocol or for other unanticipated reasons. It will take at least several years before marketing approvals for ATPace™ and ATPotent™ are obtained, even if we can confirm the previously published data.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2008, the Company issued 42,215 shares of its common stock as partial settlement of outstanding invoices with its former law firm. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of cash for accrued consulting and directors’ fees and expenses.

Item 6. – Exhibits

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

DUSKA THERAPEUTICS, INC.
(Registrant)

Date: August 13, 2008	By:	/s/ WAYNE R. LORGUS
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