Form 10-Q
period 2008-09-30
DUSKA THERAPEUTICS, INC.
filed 2008-11-14
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
OR
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

Number of shares of Duska Therapeutics, Inc. Common Stock, $.001 par value, outstanding as of November 6, 2008: 3,892,841

DUSKA THERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Stockholders’ Equity (Deficit)

3

Consolidated Statements of Stockholders’ Deficit

5

Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

8

Item 2.   Management’s Discussion and Analysis of Financial Condition and
Results of Operations

14

Item 4t.  Controls And Procedures

17

PART II. OTHER INFORMATION

Item 1   Legal Proceedings

19

Item 1a  Risk Factors

19

Item 2   Unregistered Sales Of Equity Securities And Use Of Proceeds

22

Item 6.   Exhibits

22

SIGNATURES

23

i

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,302,980	$4,417,481
Restricted cash	—	196,057
Prepaid expenses & other current assets	44,225	33,169

Total current assets	2,347,205	4,646,707

Property and equipment, net	7,840	7,617

Other assets	1,233,206	2,081,726

Total assets	$3,588,251	$6,736,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$178,996	$431,236
Accrued clinical and other expenses	3,000	7,943
Obligation to issue stock	—	68,097
Notes payable	36,668	15,991
Convertible notes payable, net of debt discount	2,881,965	—

Total current liabilities	3,100,629	523,267

Long term Liabilities	—	807,700
Commitments and contingencies

Stockholders' deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $.001 par value, 125,000,000 shares authorized; 3,892,841 and 3,639,648 shares outstanding at September 30, 2008 and December 31, 2007	3,892	3,640
Additional paid-in capital	18,368,973	17,727,256
Deficit accumulated during the development stage	(17,885,243)	(12,325,813)

Total stockholders' deficit	487,622	5,405,083

Total liabilities and stockholders' deficit	$3,588,251	$6,736,050

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on February 9, 1996 to September 30,
	2008	2007	2008	2007	2008
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	222,282	74,295	901,151	171,769	4,655,824
General and administrative	405,486	816,280	1,330,748	1,324,074	8,027,199
	627,768	890,575	2,231,899	1,495,843	12,683,023

Loss from operations	(627,768)	(890,575)	(2,231,899)	(1,495,843)	(12,683,023)

Other income (expense)
Interest income	6,996	1,486	40,251	3,306	178,818
Interest expense	(1,145,620)	(83,529)	(3,367,782)	(142,371)	(5,160,463)
Loss on induced conversion of convertible debt	—	—	—	(136,397)	(218,575)
	(1,138,624)	(82,043)	(3,327,531)	(275,462)	(5,200,220)

Net loss	$(1,766,392)	$(972,618)	$(5,559,430)	$(1,771,305)	$(17,883,243)

Net loss per share - basic and diluted	$(0.47)	$(0.28)	$(1.49)	$(0.66)	$(14.31)
Weighted average number of shares outstanding – basic and diluted	3,785,752	3,499,695	3,739,045	2,694,250	1,249,670

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

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

			Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit

	Common Stock
	Shares	Amount

Balance at December 31, 2004	956,390	$956	$5,814,462	$(3,665,067)	$2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	—	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	—	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	—	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	—	46,854
Issuance of warrants for services in October 2005	—	—	485,000	—	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	—	130,648
Expense associated with vesting of stock options during 2005	—		25,255		25,255
Net loss for the year ended December 31, 2005	—	—	—	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	—	—	80,462	—	80,462
Issuance of warrants for services in February 2006	—	—	301,737	—	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	—	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	—	57,917
Exercise of warrants in May 2006	45,000	45	8,955	—	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	—	—	200,000	—	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	—	—	14,380	—	14,380
Net loss for the year ended December 31, 2006	—	—	—	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit

	Common Stock
	Shares	Amount

Balance at December 31, 2006	1,050,577	$1,051	$7,530,197	$(8,425,083)	$(893,835)

Conversion of convertible debt	636,999	637	609,031	—	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	—	320,000
Partially paid shares February 2007	—	—	—	—	—
Issuance of shares for rounding on reverse split	29,855	30	(30)	—	—
Expense associated with vesting of stock options during 2007	—	—	1,015,534		1,015,534
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discoount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	—	—	—	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	3,640	17,727,256	(12,325,813)	5,405,083

Shares issued for services in February, 2008 (unaudited)	42,215	42	19,799		19,841
Shares issued for services in March, 2008 (unaudited)	73,149	73	40,157		40,230
Warrants issued for services in May, 2008 (unaudited)			18,213		18,213
Shares issued for services in August, 2008 (unaudited)	39,499	39	17,952		17,991
Shares issued for licensing in August, 2008 (unaudited)	100,000	100	46,900		47,000
Expense associated with vesting of stock options during nine months (unaudited)			470,828		470,828
Net loss for the nine months ended September 2008 (unaudited)				(5,559,430)	(5,559,430)
Shares issued from escrow (unaudited)			27,867		27,867
Cancellation of escrow shares (unaudited)	(1,670)	(1)			(1)

Balance at September 30, 2008	3,892,841	$3,893	$18,368,972	$(17,885,243)	$487,622

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From Inception on February 9, 1996 to September 30, 2008
Cash flows from operating activities:
Net loss	$(5,559,430)	$(1,771,305)	$(17,885,243)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,896	547	11,265
Issuance of common stock and warrants for services	171,141	—	743,219
Issuance of options and warrants for services	470,828	787,040	2,699,445
Payments from restricted cash for investor relations activities	196,057	—	250,000
Writeoff of patents and licenses			63,963
Warrant issue costs associated with conversion of convertible notes payable			190,846
Amortization of debt discount	2,074,265	140,340	3,196,345
Amortization of debt issuance costs	847,020	—	1,115,590
Loss on induced conversion of convertible debt	—	136,780	139,269
Conversion of debt into equity	—	—	275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	(11,056)	33,060	(44,225)
Restricted cash		18,859
Deposits	1,500	—	(800)
Accounts payable	(252,240)	(19,954)	178,996
Investors funds returnable		230,769
Obligation to issue stock	(68,097)	(267,165)	—
Accrued expenses	(4,943)	3,387	3,000
Net cash used in operating activities	(2,133,059)	(707,642)	(9,062,403)
Cash flows from investing activities:
Payments to acquire property and equipment	(2,119)	—	(19,105)
Payments to develop patents	—	—	(49,104)
Net cash used in investing activities	(2,119)	—	(68,209)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	562,165	5,671,987
Proceeds from exercise of options	—	175	175
Proceeds from exercise of warrants	—	—	9,000
Proceeds from issuance of notes payable	36,668	24,752	136,420
Proceeds from issuance of convertible notes	—	6,000,000	6,500,000
Costs of debt issuance	—	(645,433)	(684,238)
Payments on notes payable	(15,991)	(47,854)	(199,752)
Restricted cash for equity to be issued		—	(267,165)
Proceeds from private offering of stock subscription			267,165
Proceeds from notes payable, related party			6,545
Payments on notes payable, related party			(6,545)
Net cash provided by financing activities	20,677	5,893,805	11,433,592
Net increase (decrease) in cash and cash equivalents	(2,114,501)	5,186,163	2,302,980
Cash and cash equivalents at beginning of period	4,417,481	8,236	—
Cash and cash equivalents at end of period	$2,302,980	$5,194,399	$2,302,980

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From Inception on February 9, 1996 to September 30, 2008
Supplemental disclosure of cash flow information:
Interest paid	$443,139	$1,432	$593,225
Income taxes paid	$—	$2,823	$7,407

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for services	$171,141	$—	$743,309
Issuance of common stock for patents and licenses	$47,000	$—	$46,109
Issuance of options and warrants for services	$470,828	$787,040	$2,699,445
Conversion of convertible notes payable and accrued interest into common stock	$—	$609,668	$154,585
Expense associated with induced conversion of debt	$—	$—	$218,575

See accompanying notes.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations since inception and had an accumulated deficit at September 30, 2008 of approximately $17.9 million, all of which raise substantial doubt about its ability to continue as a going concern. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management plans to meet its operating cash flow requirements using cash on hand. The Company expects it will have sufficient resources to fund its planned operations into 2009. However, additional capital may still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations, especially if anticipated costs exceed expectations, or if the Company increases the pace of its development activities. If additional funds are needed beyond what the Company might receive from the exercise of warrants to purchase common stock and the potential conversion of its outstanding convertible debt, the Company would seek additional capital through sales of equity and debt securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company might also consider the sale of certain intellectual property assets, or the sale or merger of the business.

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

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at September 30, 2008 and for the three- and nine-month periods ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2007, is derived from audited statements included the Company’s Form 10-KSB filed with the SEC on March 18, 2008. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-KSB. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.

Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 59,264,669 and 41,476,314 shares at September 30, 2008 and 2007, respectively.

3.

Convertible Notes

Convertible consist of $5,900,000 of Secured Convertible Notes, which are due on September 26, 2009, net of debt discount of $3,726,741. Because the notes mature in less than twelve months, they are shows as current liabilities in the accompanying balance sheet as of September 30, 2008. Interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $0.40 per share. The notes, and the detachable warrants sold at the same time, also have registration rights, with liquidated damages for failure to file a registration statement within 90 days of issuance or to have it declared effective within 180 days. In the event of the latter, the damages were to be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages were to be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. On December 24, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to its obligations under the Registration Rights Agreement that it entered into with the investors in its sale of Secured Convertible Notes in September, 2007. The Registration Rights Agreement provided for liquidated damages in the event a registration statement was not filed by a certain specified date and such registration statement was not declared effective by a specified date. The initial registration statement was filed within the time specified in the purchase agreement. After receiving comments from the Commission on that registration statement, and subsequent to the changes to the Commission’s Rule 144, the Company delayed the filing of an amendment to the registration statement and instead began discussions with the investors whose securities were being registered about the advisability of filing an amended registration statement or having them waive their rights under the Registration Rights Agreement. Because those discussions did not reach a final agreement with all the investors, we did not meet the effective date deadline. In accordance with the guidance in EITF Issue 00-19-2,the Company recorded a provision of $354,946 in general and administrative expense for the three months ended March 31, 2008 for penalties that may have been payable under the Registration Rights Agreement . The Company filed an amended Registration Statement with the SEC on

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

June 16, 2008, and a Registration Statement registering a portion of such investor’s shares was declared effective by the Commission on June 25, 2008. Some of the investors waived their rights to liquidated damages: as a result, $275,331 of the provision for registration rights penalties was reversed in the three-month period ended June 30, 2008.

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

In February, 2008, the Company issued 42,215 shares of its common stock as partial settlement of outstanding invoices with its former law firm. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of cash for accrued consulting and directors’ fees and expenses. In August, 2008, the Company issued 139,499 shares of its common stock in lieu of cash for accrued consulting and directors’ fees and expenses, and in partial payment for in-licensing of a drug.

As part of the process of raising funds from investors to continue development of its drug candidates and continue operations, and as an incentive for certain vendors, the Company has issued 38,187,717 warrants to purchase shares of its common stock. In addition, in May, 2008, the Company issued five-year warrants for 300,000 shares at an exercise price of $0.50 to its investor relations firm. Warrants for 50,000 shares vested immediately, the remainder will vest in tranches as the Company’s stock price reaches specified levels. The Company recorded expense of $18,213 for the fair value of the warrants which vested immediately. The fair value of the warrants was estimated using the Black Scholes option-pricing model.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

The warrant exercise prices and expiration dates for warrants outstanding at September 30, 2008 are:

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

5.

Stock-Based Compensation

During the three and nine months ended September 30, 2008, no options were exercised, cancelled, or expired. As of September 30, 2008, options for 3,111,768 shares have not yet vested, and the related expense of $1,375,088 has not been recognized in expense for those awards. Of these unvested options, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, for which the related fair value is $80,710.

Options for 376,971 and 1,124,551 shares vested during the three months ended September 30, 2008 and 2007. Options for 1,133,691 and 1,299,926 shares vested during the nine months ended September 30, 2008 and 2007. For the three months ended September 30, 2008 and 2007, $156,674 and $443,816 was recorded for stock-based compensation expense. For the nine months ended September 30, 2008 and 2007, $470,828, and $522,969, respectively, was recognized in stock compensation expense. The aggregate intrinsic value of vested options at September 30, 2008 was $0.

DUSKA THERAPEUTICS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

6.

New Accounting Pronouncements

New Accounting Pronouncements –

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company did not record any material adjustments as a result of adoption.

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

September 30, 2008

(Unaudited)

amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue is effective for the Company as of January 1, 2008. While the Company does enter negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue did not have a material effect upon the Company’s results of operations or financial condition.

In September, 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. The EITF provided further guidance on the application of the appropriate accounting when contingent exercise provisions exist in such instruments, including when strike prices are denominated in a foreign currency. The Company does not believe that adoption of this consensus will have a material effect upon the Company’s results of operations or financial condition.

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

7.

Subsequent Events

In October, 2008, the Company entered into various agreements associated with the development of in-licensed drug candidates and the Phase III clinical trials of ATPace™. In addition, on October 8, 2008, the Company issued to two consultants of the Company, warrants that expire on September 30, 2015. Warrants to purchase 3,373,654 shares of the Company’s common stock were issued, of which 1,686,827 have an exercise price of $0.50 per share, and 1,687,827 have an exercise price of $0.75 per share. 843,414 of the warrants vested immediately, half at $0.50 per share and half at $0.75 per share, and the remainder of the warrants vest monthly over the following 36 months.

Item 2. -- Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 19 and the Risk Factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-KSB for the year ended December 31, 2007 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See our Note 1 in our unaudited consolidated financial statements for the nine month period ended September 30, 2008, as set forth herein.

New Accounting Pronouncements

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. The Company did not record any material adjustments as a result of adoption.

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

In September, 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. The EITF provided further guidance on the application of the appropriate accounting when contingent exercise provisions exist in such instruments, including when strike prices are denominated in a foreign currency. The Company does not believe that adoption of this consensus will have a material effect upon the Company’s results of operations or financial condition.

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

Results of Operations

We recorded net losses of $1,766,392 and $972,618 for the three month periods ended September 30, 2008 and 2007, respectively. For the nine month periods ended September 30, 2008 and 2007, respectively, our net losses were $5,559,430 and $1,771,305. Our net loss increased primarily as a result of an increase in interest expense and to a lesser extent an increase in general and administrative expenses and research and development expenses.

General and administrative expenses were $405,486 and $816,280 during the three month periods ended September 30, 2008 and 2007, respectively, and $1,330,748 and $1,324,074 for the nine month periods ended June 30, 2008 and 2007. General and administrative expenses consist principally of officers’ salaries, stock-based compensation expense, legal and accounting fees, insurance premiums, and facilities costs. The higher cost in the nine months of 2008 resulted from a $244,843 increase in salaries due to the hiring of two employees in the fourth quarter of 2007 and an increase of $318,384 in stock-based compensation expense (including the fair value of warrants issued to vendors in May, 2008), offset in part by a decrease in legal fees and insurance costs. In addition, the Company recorded net registration rights penalties of $79,616 in the six months ended June 30, 2008.

Research and development expenses were $901,151 and $171,769 during the nine month periods ended September 30, 2008 and 2007. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and ATPotent™, and the acquisition of a license for a new class of drugs for the treatment of major cardiovascular disorders. The increase from 2007 to 2008 is due to costs related to the preparation of an NDA for ATPace™ based on section 505(b)(2) of the FDA, and expenses for clinical trials on the Company’s lead drug candidates, as well as preliminary development work on ATPotent™ for marketing approval of the product as a device under section 510(k) of the FDA, and the cost of a license acquired in May, 2008.

Interest income was $40,251 and $3,306 during the nine month periods ended September 30, 2008 and 2007. The variance generally corresponds to fluctuating cash balances. For the nine month periods ended September 30, 2008 and 2007, we incurred $3,367,782 and $142,371 of interest expense, the majority of which increase was related to the amortization of debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $2,302,980, compared to $4,417,481 at December 31, 2007. Working capital was a negative $753,425 at September 30, 2008, compared to working capital of $4,123,440 at December 31, 2007, as a result of reclassification of the convertible notes to a current liability since they mature in less than 12 months. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.3 million of equity securities and convertible debt issues.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the nine months ended September 30, 2008, our cash used in operating activities was $2,133,059. The primary differences between the net loss of $5,559,430 and operating cash flow are noncash charges of $641,969 for options and warrants issued for services, $2,074,265 for amortization of debt discount and $847,020 of amortization of debt issuance costs.

Based on our current plan of operations and the cash remaining from the closing of a private offering of convertible securities in 2007, we believe that our current and anticipated cash balances will be sufficient to fund our planned research and development and general operating expenditures into 2009. We currently do not anticipate having sufficient cash to repay the notes when they mature in September, 2009. In addition, the estimated costs of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than we anticipated and the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants to purchase 44.7 million shares might not be sufficient. In addition, our cash that we anticipated may be generated from the exercise of outstanding warrants may be less than we anticipated, if there is any at all, because most of our warrants contain a cashless exercise feature. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company, if we cannot obtain the funds needed.

As of September 30, 2008, we had an accumulated deficit of approximately $17.9 million. Our ability to continue our operations as a going concern is subject to our ability to obtain potentially required additional capital, if needed, to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so.

As of September 30, 2008, we had short-term debt obligations with a face value of $5,900,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, and no material purchase obligations.

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

As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-- OTHER INFORMATION

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the nine month periods ended September 30, 2008 and 2007, we had net losses of approximately $5,559,430 and $1,771,305, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

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

Of the two drug candidates slated for further clinical trials in 2008-2009, the first, ATPace™ found in its Phase II clinical trial that the rate of patient enrollment was slower than we had originally anticipated, and suspended the enrollment of patients into the trial before reaching the total number specified in the Phase II protocol. Subsequently, we have decided to change the proposed claim of ATPace™ from diagnostic to therapeutic and to pursue marketing approval for the product under secion 505(b)(2) of the FDA. While the FDA has recently allowed us to pursue this pathway and is now reviewing a proposed design for a Phase III clinical trial for ATPace™, there can be no assurance that the FDA will not ask us to amend the protocol in a way that would increase the costs of the trial and/or that we will be able to fully enroll the number of patients required by the protocol in a timely fashion

If we obtain additional financing or issue securities as payment for services in lieu of cash payment, you may suffer significant dilution.

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

In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. In February, 2008, the Company issued 42,215 shares of its common stock as partial settlement of outstanding invoices with its former law firm. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of cash for accrued consulting and directors' fees and expenses. In August, 2008, the Company issued 139,499 shares of its common stock in lieu of cash for accrued consulting and directors' fees and expenses, and in partial payment for in-licensing of a drug. In June, 2008, we entered into an agreement with a public relations firm whereby we issued warrants to purchase 300,000 shares of our common stock in lieu of cash payment. In addition, we issued 100,000 shares of our common stock to Duke University in connection with our license of a portfolio of intellectual property. In October, 2008 we issued to two consultants to the Company, warrants to purchase 3,373,654 shares of the Company's common stock.

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

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.3 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. The estimated cost of completing the development of our current and proposed product candidates and of obtaining marketing approval for these products may be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations into 2009. We may need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us, such as the technology we received in our recent licensing agreement with Duke in June, 2008.. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA including additional clinical trials and costs associated with meeting these requirements. We will also incur substantial costs to develop ATPotent™, and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule that would be developed as a Vagonixen™ drug candidate, we may have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

None

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