Form 10-K
period 2008-12-31
Cordex Pharma, Inc.
filed 2009-03-31
CIK 1127842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

______________

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ______________

Commission file number 000-33023

Cordex Pharma, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	86-0982792
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
470 Nautilus Street, Suite 300, La Jolla, CA (Address of Principal Executive Offices)	92037 (Zip Code)

(858) 551-5700

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $__1,915,056 on June 30, 2008

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 3,892,841 shares of the Company’s common stock outstanding on March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

Page

PART I

ITEM 1.          BUSINESS

2

ITEM 1A.       RISK FACTORS

19

ITEM 2.          PROPERTIES.

31

ITEM 3.          LEGAL PROCEEDINGS.

31

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

31

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

32

ITEM 6.S        ELECTED FINANCIAL INFORMATION

34

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS.

34

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

41

ITEM 8.          FINANCIAL STATEMENTS.

41

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE.

41

ITEM 9A(T).  CONTROLS AND PROCEDURES

42

ITEM 9B.       OTHER INFORMATION

43

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

44

ITEM 11.       EXECUTIVE COMPENSATION.

48

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

51

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
                       DIRECTOR INDEPENDENCE.

53

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

54

ITEM 15.       EXHIBITS.

55

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Cordex Pharma, Inc. (“Cordex” or the “Company”), a Nevada corporation formerly known as Duska Therapeutics, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, Duska Scientific Co. (“Duska Scientific”), a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 19.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1.

 BUSINESS

Cordex Pharma, Inc. (“Cordex”) is a Nevada corporation based in La Jolla, California that carries out all of its business operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Cordex is a specialty pharmaceutical company that develops new cardiovascular medicines based upon the emerging pharmacology of adenosine 5’-triphosphate (ATP) and nitric oxide (NO). These two molecules play critical roles in cellular metabolism and signal transduction, the manipulation of which constitute novel therapeutic modalities for the treatment of major cardiovascular disorders. Cordex has a portfolio of investigational medicines, two of which are in late stages of clinical development. Cordex's ATPace™ is expected to enter a Phase 2b and 3 clinical trial for the treatment of paroxysmal supraventricular tachycardia (PSVT), and Cordex’s CDP 1050 is expected to enter a Phase 2 safety study, each in 2009. In addition, Cordex has a preclinical program to develop new chemical entities that target a recently discovered pathway in the pathophysiology of chronic obstructive pulmonary disease.

Overview of Our Current and Proposed Product Candidates Under Development

ATP and NO are a natural compounds found in every cell of the human body; ATP constitutes the source of energy that fuels all bodily functions. Many types of cells release ATP and NO under normal and disease conditions. Extracellular ATP and NO regulates the functions of different cell types in various tissues and organs, including the heart, lung, intestine and kidney, by activating cell surface receptors called P2 receptors (P2R) as well as by binding to intracellular proteins or their modification by S-nitrosylation. Scientists have recognized in recent years that the pharmacological activation or inhibition of P2R by specific compounds, which bind to these receptors, called agonists and antagonists, respectively, could be harnessed for the development of potential new drugs for the diagnosis or treatment of various human disorders, including cardiovascular, pulmonary, neural and renal diseases. In addition, pharmacologic modulation of proteins’ S-nitrosylation has emerged as an important target for the development of new therapeutic modalities addressing major unmet clinical needs

We focus on the development of new drugs based on our P2R- and NO-related technologies. We own or have exclusive license rights to several proposed drug candidates; currently we focus on the following diagnostic and therapeutic applications, which are in various active stages of development:

•

ATPace™ - A liquid formulation of ATP for intravenous administration that we are clinically developing as an antiarrhythmic drug for the acute termination of paroxysmal supraventricular tachycardia as well as a new diagnostic test for identification of patients who faint due to an abnormally slow heart rate (i.e., patients with bradycardic syncope), some of whom could benefit from cardiac pacemaker therapy.

•

CDP-1050 - A once-a-day tablet formulation aimed at restoring the redox-NO balance in patients with chronic heart failure. The use of each of the two active ingredients of this drug candidate alone is approved by the FDA. One ingredient suppresses the production of reactive oxygen species that damage myocardial cells and the other is an NO donor.

•

Vagonixen™ - Our proposed drug that will be based upon our proprietary P2 receptor technology for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. We are in the process of identifying a compound that we believe may be suitable to be developed as the Vagonixen™ drug candidate, and we would then seek to license this compound.

•

ATPotent™ - Our proposed drug for the potential treatment of sperm of infertile males in conjunction with in vitro fertilization and intra-uterine insemination procedure.

•

Ocuprene™ - Our proposed drug for the treatment of glaucoma.

If the U.S. Food and Drug Administration (“FDA”) approves ATPace™ or ATPotent™, we anticipate that these products would be the first ATP-based products marketed in the United States. However, there can be no assurance that the FDA will approve either of the products. See Risk Factors, “Before we can market any of our current or proposed candidates, we must obtain governmental approval of each of our current or proposed product candidates, the application and receipt of which is time consuming, costly and uncertain.”

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. Although we have raised $12,000,000 of capital through sales of convertible debt and equity, we believe that our current cash balances will be sufficient to fund our planned level of operations only until the third quarter of 2009. We may seek to obtain additional funds through additional financing sources, including possible sales of our securities, and/or strategic alliances with other pharmaceutical biomedical or other companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

Company History

Prior to August 2004, Cordex was known as Shiprock, Inc. which had been incorporated under the laws of Nevada, and engaged in very limited unrelated business activities. On August 30, 2004, Shiprock completed a merger, in which Shiprock, through a wholly-owned subsidiary formed specifically for this purpose, acquired all of the outstanding shares of Duska Scientific Co., an early stage biopharmaceutical company, in exchange for 886,391 shares of Shiprock’s common stock and warrants and options to purchase a total of 672,066 shares of Shiprock’s common stock. As a result of the merger, Duska Scientific became a wholly-owned subsidiary of Shiprock. After the merger, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its prior limited business operations, and moved its offices to Bala Cynwyd, Pennsylvania. In December 2008, our name was changed to our current name, Cordex Pharma, Inc.

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

Effective May 30, 2008, the Company entered into a License Agreement (the “License Agreeement”) with Duke University (“Duke”) and John Hopkins University (“JHU”) pursuant to which Duke and JHU have granted us an exclusive license to develop and commercialize certain of its proprietary cardiovascular drugs to treat heart failure.

We maintain our principal executive offices at 470 Nautilus Street, Suite 300, La Jolla, CA 92037 and our telephone number at that address is (858) 551-5700. We maintain a website at www.cordexpharma.com.

Glossary of Certain Terms

acrosome reaction

an event in the process of fertilization that is a prerequisite for the sperm’s fusion with and crossing through the inner lining membranes of the ovum (egg), and penetration into the ovum (egg)

agonist

a compound that has a stimulating effect when it binds to a receptor antagonist

a compound that has an inhibitory effect when it binds to a receptor due to its inability to activate the receptor and preventing of the binding of an agonist adenosine

a biological compound found in every cell of the human body; released from cells when oxygen supply does not meet oxygen demand. Extracellular adenosine protects tissues from injury caused by oxygen deprivation

AV node

Atrio-ventricular node

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

NO

Nitric oxide

PSVT

Paroxysmal supraventricual tachycardia

purinergic receptors

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

ROS

Reacvtive oxygen species

RyR2

Ryanodine receptor; an intracellular channel that release Ca2+ from the sarcoplasmic reticulum into the cytoplasm signal transduction

a cascade of molecular events inside the cell triggered by the binding of an agonist (a ligand) to a receptor and characterized by the activation of specific molecules (proteins; enzymes). This is the mechanism through which physiologic regulators, as well as pharmacologic agents, exert their effects at the cellular level.

sperm

the reproductive cells of men, produced in the testes

SR

Sarcoplasmic reticulum; an intracellular organelle that act as a Ca2+ compartment syncope

fainting in which a temporary loss of consciousness and postural tone occurs suddenly vagus nerve

a major cranial nerve (no. 10) that carries sensory information from various organs including the lungs and heart, to the brain and signals from the brain to the lungs and heart that cause bronchoconstriction and depressed cardiac functions (e.g., slowing of the heart rate and reduced force of heart muscle contraction), respectively

Background of Our Technologies

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

Nitric oxide (NO) is an endogenous regulatory molecule. NO released from the endothelial cells lining the vasculature, is a potent vasodilator. NO donors reduce left ventricular filling pressure (LVFP) and improve hemodynamics in patients with chronic heart failure (CHF). In these patients, hyperuricemia (i.e., elevated serum uric acid (SUA level)) is common and is associated with reduced vasodilator capacity and impaired local and peripheral blood flow. Xanthine oxidase (XO) is the enzyme which mediates the production of uric acid; its activity is directly correlated with the severity of HF as well as the levels of SUA. Indeed, myocardial XO expression is increased in dogs and patients with CHF, and in hyperuricemic CHF patients, XO inhibitors such as allopurinol improve peripheral vasodilator capacity and both local and systemic blood flow. XO also mediates the production of reactive oxygen species (O2- and hydrogen peroxide) (ROS); therefore, inhibition of XO not only reduces SUA levels but also decreases the production of O2-/H2O2 and thereby, exerts a potentially protective effect in the failing heart. Another potential mechanism behind the beneficial effects of XO inhibitors in CHF is an interaction between oxidative stress caused by ROS and NO. NO synthases (NOSs), which produce NO, are constitutively expressed in the heart

In addition to its vasodilatory action, NO attenuates myocardial oxygen consumption relative to total cardiac work and thereby, enhances myocardial efficiency. However, the effects of NO are modulated by oxidative stress caused by ROS. Under pathophysiologic conditions associated with elevated levels of ROS, NOS activity is diminished resulting in reduced levels of NO. Thus, enhanced XO activity in CHF reduces myocardial efficiency via oxidative stress (mediated by ROS), and the ability of XO-inhibition to improve cardiac efficiency depends on adequate NOS activity to ensure NO supply. This relationship between XO and NOS signaling pathways is termed redox-NO balance and CHF is associated with redox-NO imbalance

In the heart, cardiac contractility is initiated by electrical action potential and is mediated by elevated level of intracellular calcium ions (Ca2+). The latter is caused by influx of Ca2+ from the extracellular space into cardiac myocytes during the plateau of the action potential, which triggers the release of Ca2+ from intracellular stores (i.e, the sarcoplasmic reticulum (SR)). The release of Ca2+ from the SR occurs via a specific Ca2+ channel, called the ryanodine receptor (RyR2); importantly, in cardiac myocytes, a specific NOS is co-localized with the RYR2 and the NO it produces regulates the function of this Ca2+ channel. In heart failure NO/redox imbalance disrupts NO regulation of the RyR function resulting in impaired cardiac contractility.

In view of the critical mechanistic role of NO/redox imbalance in CHF, pharmacologic interventions which restore the NO/redox balance could constitute a new class of therapeutic agents in the setting of CHF. Such agents should reverse the cellular remodeling characteristic of HF and would restore, at least in the part, the physiologic parameters related to myocardial efficiency. In particular, restoration of the NO/redox balance would improve cardiac contractility via a direct effect on RyR2 and intracellular Ca2+ dynamics.

CDP-1050 is a proprietary formulation of a XO inhibitor and a NO donor aimed at increased cardiac efficiency by restoring the NO/redox balance and proper functioning of the RYR2. It is developed as a new therapeutic modality in the management of patients with CHF in general and those with high SUA levels in particular.

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

Product Development Plan

On April 16, 2008 we met with members of the Division of Cardiovascular and Renal Products of the FDA (Division, hereunder) to discuss the pathway for marketing approval of ATPace™ as an antiarrhythmic drug for the acute conversion of paroxysmal supraventricular tachycardia (PSVT) to normal sinus rhythm. Subsequently, the Division agreed to (i) allow us to file for New Drug Application (NDA) for ATPace™ as a therapeutic drug for the acute management of PSVT under section 505(b)(2) of the FDA, (ii) consider the clinical development of ATPace™ as a Special Protocol Assessment (SPA) and (iii) allow us a superiority claim for ATPace™ pending the demonstration of better efficacy of its proposed initial dose vs. that of 6 mg adenosine, which is currently the only comparable approved drug for the acute conversion of PSVT to normal sinus rhythm. However, there is no assurance that our NDA will be approved or if approved that ATPace™ will be commercialized.

B. CDP-1050

Syndrome: Heart failure (HF) is a chronic debilitating disease characterized by inadequate blood pumping of the heart, which is a manifestation of abnormal intracellular calcium dynamics.

Epidemiology: There are over 550,000 new cases every year in the U.S. Seventy percent of HF patients die of the disease within 10 years of diagnosis, and the five-year survival is less than 50 percent. According to the National Heart, Lung and Blood Institute (NHLBI), there are an estimated five million Americans that suffer from congestive heart failure, a condition characterized by the inability of the heart to efficiently pump blood and by fluid accumulation in the lungs and other tissues. An estimated 300,000 deaths each year result from heart failure.

Economic burden: The economic burden on the healthcare system from heart failure is expected to cost $35 billion in 2008. We believe our products could dramatically lower the cost of caring for these patients, improve prognosis, and importantly, provide a better quality of life during the terminal stages of the disease.

Cause of the disease: In the heart, cardiac contractility is initiated by electrical action potential and is mediated by elevated level of intracellular calcium ions (Ca2+). The latter is caused by influx of Ca2+ from the extracellular space into cardiac myocytes during the plateau of the action potential, which triggers the release of Ca2+ from intracellular stores (i.e, the sarcoplasmic reticulum (SR)). The release of Ca2+ from the SR occurs via a specific Ca2+ channel, called the ryanodine receptor (RyR2); importantly, in cardiac myocytes, a specific NOS is co-localized with the RYR2 and the NO it produces regulates the function of this Ca2+ channel. In heart failure NO/redox imbalance disrupts NO regulation of the RyR2, which becomes leaky resulting in elevated Ca2+ level during diastole and impaired cardiac contractility.

Product Development Plan

In November 2008, we established a six-member scientific/clinical advisory board consisting of internationally recognized thought-leaders in the field of heart failure headed by two consultants Prof. J. Hare of the University of Miami and Prof. J. Stamler of Duke University. We plan to commence a clinical safety study with CDP-1050 in 3Q ’09. In January 2009, we engaged a US drug-formulation vendor that is now preparing the prototypic CDP-1050 drug candidate to be used in the clinical safety trial.

In May, 2008, the Company acquired a worldwide license from Duke University and Johns Hopkins University to develop and commercialize their rights to a portfolio of investigational cardiovascular drugs for the treatment of heart failure. The drug portfolio was developed in part by Jonathan S. Stamler, M.D., George Barth Geller Professor of Research in Cardiovascular Diseases and Professor of Medicine and Biochemistry at Duke University, and Joshua M. Hare, M.D., Louis Lemberg Professor of Medicine, Chief of the Division of Cardiology and Director of the Interdisciplinary Stem Cell Institute at University of Miami. Dr. Hare was formerly associated with Johns Hopkins University.

C. ATPotent™

Background and Rationale

Syndrome: The diagnosis of male infertility is made when a man has abnormal sperm parameters (i.e., low sperm count and/or abnormal sperm characteristics) and is unable to induce pregnancy after 12 to 18 months of regularly performed intercourse. In many cases, the reasons for the abnormal sperm parameters are unknown. Nonetheless, various procedures and treatment regimens are currently used in the course of the clinical management of infertile couples due to the male factor. We believe, however, there is a growing need for better diagnostic and treatment approaches in the management of this syndrome.

Epidemiology: It has been estimated that 6-8 million couples in the U.S. alone, who are involuntarily childless and require some assistance to conceive, sought medical treatment for infertility in 2003. Male infertility accounts for about 40% of these cases and about 87% of the latter are patients with asthenozoospermia (i.e., low or lack of sperm motility).

Economic burden: According to the U.S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2003 there were more than 430 clinics in the U.S. dedicated to the diagnosis and treatment of sub-fertility and infertility. Treatment options include surgical interventions, drug and hormonal therapies as well as complex and expensive procedures of Assisted Reproductive Technology, or ART. The latter include, among other technologies, in vitro fertilization, or IVF, and intracytoplasmic sperm injection, or ICSI. According to the latest (2006) CDC report, (http://www.cdc.gov/ART/ART2006) approximately 138,198 ART cycles were performed in the U.S. in the approximately 426 clinics that reported. We believe that the fertility industry’s annual revenue from various treatments is in the range of $2.7 billion. We estimate the average cost of one round of IVF, with no guarantee of success, is $10,000, and the average amount spent to produce a baby using ART is $58,000. Approximately 48,000 live babies were born in the U.S. as a result of ART performed in 2003. We believe that for the foreseeable future the clinical laboratory will continue to play a pivotal role in improving the accuracy of diagnosing and efficacy of treatment of male infertility.

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

ATPotent™, “a natural sperm booster:” ATPotent™ is being developed as a new sperm medium (i.e., a medical device). Asthenozoospermia, i.e., lack or low sperm motility, is a common cause of male factor infertility. In a retrospective study (1992-1999) that documented the prevalence of this pathology in infertile men, 82% of the studied samples had altered motility. However, laboratory interventions aimed at improving sperm function in conjunction with minimally invasive infertility treatments (intra-cervical or intrauterine insemination), or standard in vitro fertilization (IVF) without resorting to intra-cytoplasmic sperm injection (ICSI), are practically nonexistent. Italian clinicians and scientists have shown that extracellular ATP-treated sperm from 22 infertile males exhibited significant increase (by 54%) of fertilization rate during IVF procedures compared with non-treated sperm. We are the exclusive licensee of a patented technology for ATP-based diagnosis of male infertility and treatment of human sperm as a means to improve the performance of human sperm during IVF and/or IUI procedures. (ATPotent™ is not indicated for use in conjunction with ICSI, a specific in vitro fertilization procedure, which is employed in special male infertility cases.) Please see “Intellectual Property” on page __.

Product Development Plan

Pre-clinical studies at the University of Pennsylvania have been completed. A final report submitted by the investigators has shown that mouse sperm treated with ATP, the active ingredient of ATPotent™, demonstrated improved motility and an approximately 400% increase in the in vitro fertilization rate as compared with the control group. In addition, ATP treatment of human sperm either with normal characteristics or with low motility as well as human sperm with low motility from cryopreservation (stored frozen) resulted in significant improvement of motility parameters. Furthermore, preliminary studies performed for us by European scientists associated with the company have reproduced in 2007 the effects of ATP on the motility of human sperm obtained from 27 patients with asthenozoospermia (lack or reduced sperm motility). Based on these observations, we filed a provisional patent application on February 27, 2008 for ATPotent™.

Late last year we were approached by a third part desirous of licensing the rights for the marketing of ATPotent™ in the European Union. We are currently in negotiations with that party; however, there can be no guarantee as to the results of such negotiations. .

C. Vagonixen™

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

Economic burden: The Global Burden of Disease studies predicts that COPD, which was ranked as the sixth most common cause of death worldwide in 1990, will become the third leading cause of death by 2020. Currently, the World Health Organization, or WHO, ranks COPD as the fourth most common cause of death in developed countries. In North America, COPD is the only major cause of mortality that has risen over the last 30 years. Approximately 16 million individuals have been diagnosed as symptomatic COPD patients. The estimated direct cost of COPD in the United States in 2004 was $20.9 billion; when the indirect cost of COPD due to lost productivity is included ($16.3 billion), the total societal cost of COPD is an estimated $37.2 billion (http://www.nhlbi.nih.gov/resources/docs/cht-book.htm).

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

Product Development Plan

Vagonixen™ is our proposed drug for the treatment of chronic obstructive pulmonary disease (COPD) and chronic cough. Our proprietary position in this field consists of the blockage of a specific ATP receptor subtype in the lungs. We have commenced preliminary discussions with several companies concerning a potential future strategic alliance with regard to the development of Vagonixen™ and the licensing of small molecules whose pharmacologic profile meet the requirement of Vagonixen™ drug-candidate. We have yet to enter into any agreement. Therefore, our current goal, subject to acquiring a license for these compounds and having sufficient capital resources, will be to complete a Phase I trial for Vagonixen™ before entering into any strategic alliance for this proposed drug.

In the event we acquire these compounds, we intend to develop one of them as Vagonixen™ drug candidate (that is a novel powder formulation) to be administered by a dry powder inhaler (DPI). DPI design is based on state-of-the-art technology for drug administration into the lungs. We expect that the inhaler will be a handheld device that delivers a precisely measured dose of medication into the lungs.

D. Ocuprene™

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

Product Development Plan

In late 2008, the company was been approached by a European pharmaceutical company that has developed a family of P2X7 receptor antagonists. That company has agreed to carry out studies at no costs to Cordex aimed at identifying those antagonists whose bioavailability profiles meet the requirement of an ophthalmic drug administered as eye drops. Once such a compound is identified, we intend to enter into a collaboration agreement with this European company regarding the development of their proprietary molecule as Ocuprene™ drug candidate.

We have identified a leading U.S. academic medical center that owns a colony of beagles with genetic glaucoma, which is suitable for a preclinical proof-of-concept study. Researchers at this institution have agreed to collaborate with us on this project.

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

CDP-1050

HF constitutes a major unmet clinical need. Although currently available drugs prolong the life of HF patients, none of them can correct the sub-cellular defects, which are responsible for the malfunctioning of the heart as a mechanical pump of blood. Several pharmaceutical companies are now trying to harness recent discoveries of cutting-edge science to produce small molecules that would correct specific defects in the regulation of intracellular proteins, which control  intracellular Ca2+ dynamics. Such pharmacologic agents would potentially induce revers modeling of the failing heart and thereby, improve cardiac contractility and patients’ well being. We believe the CDP-1050 is a front runner in this race for a new therapeutic modality in the management of patients with HF based on the potential to reverse remodeling of the failing heart.

ATPotent™

Asthenozoospermia, i.e., lack or low sperm motility, is a common cause of male factor infertility. In a retrospective study (1992-1999) that documented the prevalence of this pathology in infertile men, 82% of the studied samples had altered motility. However, laboratory interventions aimed at improving sperm function in conjunction with minimally invasive infertility treatments (intra-cervical or intrauterine insemination) or standard in vitro fertilization (IVF), without resorting to intra-cytoplasmic sperm injection (ICSI), are practically nonexistent. According to the U. S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC), in 2006 approximately 138,198 ART cycles were performed in the U.S. in the approximately 426 clinics that reported to the CDC. In 2002, fertility clinics in the U.S. collected $2.7 billion for their services. Approximately 800,000 IUI procedures are performed each year in the US alone. We expect the primary target market for ATPotent™ to be the IUI and IVF procedures which constitute a portion of the overall ART procedures performed in the U.S.

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

We have received from our contract manufacturer and have been using in our clinical trials investigational ATPace™ drug supplies. On September 10, 2008 we engaged DSM Pharmaceuticals, Inc. (DSM) as a manufacturer of the clinical trial material of ATPace™ (CTM) and eventually the first three commercial batches of the drug. Pursuant to a technology transfer from BVL to DSM, we have been notified by DSM that the CTM would be ready in mid-April, 2009.

In January 2009, the company engaged a US drug-formulation vendor that is now preparing the prototypic CDP-1050 drug candidate to be used in the clinical safety trial.

Intellectual Property

Certain of our technology and current and proposed product candidates under development are currently covered by the following patents and corresponding pending patent applications described below:

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

•

Pursuant to a License Agreement dated November 15, 1999, Dr. Francesco DiVirgilio and Dr. Carlo Foresta granted to Duska Scientific an exclusive worldwide license for their invention and all related patents and intellectual property, including an issued U.S. patent, that is the basis for ATPotent™. In consideration for this license, Duska Scientific issued 115,200 shares of its common stock to Dr. DiVirgilio and 115,200 shares of its common stock to Dr. Foresta. Duska Scientific also agreed to pay these individuals an aggregate amount equal to (i) 5% of the net sales of products by Duska Scientific based on the foregoing invention and (ii) 5% of the license fees and any royalties or other similar payments paid to Duska Scientific by any licensee that are based on the foregoing invention.

•

 Reactive Oxygen Generating Enzyme Inhibitor with Nitric Oxide Bioactivity and Uses Thereof

•

Composition for the Treatment and Prevention of Heart Disease and Methods of Using the Same

•

Effective May 30, 2008, we entered into a License Agreement with Duke and JHU pursuant to which Duke and JHU have granted the Company an exclusive license to develop and commercialize certain of its proprietary cardiovascular drugs to treat heart failure. In consideration of the granting of the license, the Company has agreed to pay Duke a non-refundable upfront cash payment of $25,000 and issue 100,000 shares of its common stock to Duke in addition to milestone payments, royalty payments which are a percentage of net sales of products covered by the patents being licensed and annual license administration fees for a period of time prior to and after the first commercial sale of licensed products.

Strategic Alliances

We have entered into a number of strategic alliances and collaborative arrangements including those with Medtronic, Inc. and Cato Research Ltd. These arrangements are summarized below.

Medtronic, Inc.

In April 2003, we entered into an agreement with Medtronic, Inc. pursuant to which Medtronic will provide, at no cost to us, support for our Phase II and III clinical trials with ATPace™. As part of this support, Medtronic will provide a number of its cardiac pacing devices and insertable loop recorders (ILR) for use by patients in the trial if the use of this equipment is not covered by the patients’ medical insurance. Medtronic, together with us, has approached qualified clinical investigators as potential principal investigators, and Medtronic will provide technical assistance in connection with the use of its medical devices utilized in the trial and comments on protocol design and assistance, including reimbursement strategies. We intend to continue our collaboration with

Medtronic following FDA approval, if and when received, which may include conducting additional post-marketing studies of ATPace™. Under this agreement, Medtronic is not obtaining any rights to ATPace™ or other remuneration from us.

Cato Research Ltd.

In February 2004, we entered into an agreement with Cato Research Ltd., a leading clinical contract research organization, under which Cato Research agreed to provide clinical research management and regulatory affairs support to us for our Phase II and Phase III clinical trials of ATPace™. Cato Research previously had provided certain contracting services to us for our Phase I clinical trial for ATPace™. In consideration for its Phase II services, we issued some of our securities to affiliates of Cato Research and may issue additional securities to it in consideration for services that it provides for our Phase III clinical trials of ATPace™. Upon satisfaction of the condition that we successfully raised total cumulative net proceeds of at least $5,000,000 from a qualified financing, which occurred with the sale of our Secured Convertible Notes in September, 2007, we became obligated to use Cato Research for any Phase III clinical trials of ATPace™, and Cato Research has an obligation to provide such additional services to us,.

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

Subsequent to year end, we entered into a long term Strategic Master Services Agreement with Cato Bio Ventures, for the development of our products. Cato Bio Ventures will arrange for Cato Research Ltd. to perform regulatory services and oversight of clinical testing of our investigational drug products. Initially, the collaboration will focus on the development of our Phase 3 clinical trial with ATPace™ for the treatment of paroxysmal supraventricular tachycardia (PSVT).

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

ATPace™

Adenosine, a byproduct of the enzymatic degradation of ATP, is currently the drug of choice for the acute termination of PSVT. We believe that because ATP, the active ingredient in ATPace™, can also diagnose the mechanism of several arrhythmias, it will have a significant advantage over adenosine if approved for marketing by the FDA. Currently, there is no other drug specifically approved by the FDA for the diagnosis of the cause of syncope in the U.S. Several other existing diagnostic tools would compete with ATPace™. These would include the head-up tilt table test (HUT), which is not approved by the FDA but nonetheless is widely used in clinical practice, and the Medtronic Reveal® Plus Insertable Loop Recorder (ILR), which is approved by the FDA.

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

Cdp-1050™

HF constitutes a major unmet clinical need. Although currently available drugs prolong the life of HF patients, none of them can correct the sub-cellular defects, which are responsible for the malfunctioning of the heart as a mechanical pump of blood. Several pharmaceutical companies are now trying to harness recent discoveries of cutting-edge science to produce small molecules that would correct specific defects in the regulation of intracellular proteins, which control  intracellular Ca2+ dynamics. Such pharmacologic agent would potentially induce revers modeling of the failing heart and thereby, improve cardiac contractility and patients’ well being. We believe the CDP-1050 is a front runner in this race for a new therapeutic modality in the management of patients with HF based on the potential to reverse remodeling of the failing heart.

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

Employees

As of December 31, 2008, we employed three full-time employees and two part-time employees who are primarily engaged in our day to day operations. Two of our full-time employees are also officers of the Company. In addition, certain members of our Board of Directors and members of our Scientific Advisory Board provide us with research and development assistance on a part-time, limited basis. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good. We do not have employment agreements with any of our employees other than Dr. Kuo and Dr. Pelleg.

ITEM 1A.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the twelve month periods ended December 31, 2008 and 2007, we had net losses of approximately $8.0 million and $3.9 million, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.4 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all, because all of our warrants have a cashless exercise feature. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates will be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations into the third quarter of 2009, assuming that the convertible notes convert into common stock and that substantially all of the outstanding warrants are exercised through cash payments rather than cashless exercise. If either of these assumptions proves otherwise, our cash balances may be exhausted in 2009. We may need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™, CDP-1050, and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and two proposed product candidates, Vagonixen™, and Ocuprene™, and to acquire and develop any new relevant technologies and product candidates that may become available to us. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations and funds due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA and higher than anticipated clinical research costs. We will also incur substantial costs to develop ATPotent™, and our actual costs will be significantly higher than presently anticipated if we do not find a strategic partner to assist with the funding of our Phase II and Phase III trials for ATPotent™. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule from a large pharmaceutical company that would be developed as a Vagonixen™ drug candidate, we would have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical, biomedical or other companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. Our current capitalization with convertible securities held by a few investors that will convert into a large number of our shares of common stock, may impede our ability to raise additional funds through the sale of our securities. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

Of the two drug candidates slated for further clinical trials in 2008-2009, the first, ATPace™ found in its Phase II clinical trial that the rate of patient enrollment was slower than we had originally anticipated, and suspended the enrollment of patients into the trial before reaching the total number specified in the Phase II protocol. Subsequently, we have decided to change the proposed claim of ATPace™ from diagnostic to therapeutic and to pursue marketing approval for the product under section 505(b)(2) of the FDA. While the FDA has recently allowed us to pursue this pathway and is now reviewing a proposed design for a Phase III clinical trial for ATPace™, there can be no assurance that the FDA will not ask us to amend the protocol in a way that would increase the costs of the trial and/or that we will be able to fully enroll the number of patients required by the protocol in a timely fashion.

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

In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. In February, 2008, the Company issued 42,215 shares of its common stock as partial settlement of outstanding invoices with its former law firm. In March, 2008, the Company issued 73,149 shares of its common stock in lieu of cash for accrued consulting and directors' fees and expenses. In August, 2008, the Company issued 139,499 shares of its common stock in lieu of cash for accrued consulting and directors' fees and expenses, and in partial payment for in-licensing of a drug. In June, 2008, we entered into an agreement with a public relations firm whereby we issued warrants to purchase 300,000 shares of our common stock in lieu of cash payment. In addition, we issued 100,000 shares of our common stock to Duke

University in connection with our license of a portfolio of intellectual property. In October, 2008, we issued to three consultants to the Company warrants to purchase 3,589,654 shares of the Company's common stock.

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

Regarding the development of ATPotent™ as a proposed drug for the treatment of male infertility, there is no assurance that clinical trial with the drug will yield the desired data. Even if the latter is obtained, the FDA may not accept the data from these studies. In either case, the development of ATPotent™ may be delayed or even abandoned altogether; in the case of a delay, the cost of development will increase beyond our currently anticipated costs. In addition, the FDA ultimately could require us to achieve an efficacy end point for ATPotent™ in its clinical trials that could be more difficult, expensive and time-consuming than our planned end point.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. Regarding ATPace™, the CRO has estimated that it will take approximately six to twelve months to complete clinical trials agreed upon by the FDA as a source of safety and efficacy data sufficient for the submission of a marketing approval of the drug with the proposed claim. Data analyses and the preparation of the NDA for ATPace™, under Section 505(b)(2) of the FDA would take approximately additional six months. There is no guarantee that the FDA would favorably consider such an application. Although we are planning on pursuing the 510k pathway for ATPotent™, there is no guarantee that the FDA would consider favorably our application; we may be required to carry out additional studies to meet FDA potential requests. Therefore, we may encounter significant delays and additional costs in the development of ATPotent™ and may even abandon the development of this product altogether.

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

We have not yet identified and may be unable to identify suitable candidate compounds to serve as our proposed product candidates Vagonixen ™ or Ocuprene™ .

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have entered into an agreement with Cato Bio Ventures., a clinical contract research service organization with expertise in the management of clinical trials to assist us with the management of the ATPace™ Phase 3 clinical development work. The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our current and proposed product candidates, and do not have the capability and resources to manufacture, market or sell our current and proposed product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our current and proposed product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our proposed product candidates. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have entered into certain agreements with Medtronic, Inc. and Cato Bio Ventures. but we may not be successful in entering into additional such alliances on favorable terms or at all. Even if we do succeed in securing additional alliances, we may not be able to maintain them if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business. We have entered a drug supply agreement which will provide both the drug dosages needed for our clinical trials and the information required on the drug by the FDA, but we have no assurance that the company with whom we have contracted will be able to deliver the information when needed.

We have entered into an agreement with Cato Bio Ventures and may seek to enter into additional strategic alliances with larger specialized companies to manage the day-to-day conduct of our clinical trials and to manufacture and market ATPace™. We may also utilize contract manufacturers to produce clinical or commercial supplies of our product candidates. We may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis (as we currently intend to do with respect to the manufacture and sale of ATPace™). We have not yet entered into any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our product candidates (except for the manufacture of our clinical supplies of ATPace™ with DSM Pharmaceuticals, Inc.). Furthermore, there can be no assurance that we will otherwise be able to enter into satisfactory arrangements for the manufacture or marketing of any of our product candidates. We will be required to expend substantial amounts (which in the case of Cato Research will include, in part and in lieu of cash, equity in our company) to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for us.

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

We are dependent on certain of our officers, directors and advisors with scientific and managerial skills, including Dr. James Kuo, Chief Executive Officer and Chairman of the Board and Dr. Amir Pelleg, President and Chief Scientific Officer. At December 31, 2008, we had only three full-time employees and two part-time employees. We have employment agreements with Dr. Kuo and Dr. Amir Pelleg to serve in their current capacities, which may be terminated by either upon 30 days notice. Although we hold key man life insurance on Dr. Pelleg, the loss of Dr. Pelleg’s services might have a material adverse effect on our operations.

We may not be able to attract or retain qualified senior personnel.

We believe we will be able to manage our current business with our existing management team. However, upon expanding the scope of our operations, we will need to obtain the full-time services of additional senior scientific and management personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. As of the filing of this Registration Statement on Form S-1, we are required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

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

SFAS 123R requires companies such as us to record all stock-based employee compensation as an expense. SFAS 123R applies to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As a small business issuer, we adopted these new rules as of January 1, 2006. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. During the year ended December 31, 2008, we incurred $560,708 in expense from the issuance in prior years of stock options. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

We do not expect to make dividend payments in the foreseeable future.

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

In their report for the year ending December 31, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was an issue arising as a result of our recurring negative cash flows from operations and our accumulated deficit of approximately $20,296,278 as of December 31, 2008. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations, of which there is no assurance. The going concern qualification in the auditor's report could materially limit our ability to raise additional capital.  If we fail to raise sufficient capital, we may have to liquidate our business.

There is a Lack of Liquidity in our Common Stock due to our Limited Public Market.

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

ITEM 2.

PROPERTIES.

We currently maintain our principal executive offices in La Jolla, California, a suburb of San Diego and have other offices in Newtown Square, Pennsylvania, a suburb of Philadelphia. We lease our San Diego offices under a one-year lease which expires in November, 2009. We currently pay $1,451 per month in rent. We lease our Newtown Square offices under a one-year lease which expires in January, 2010. We currently pay $800 per month in rent under the lease for office space. We believe our office space is suitable and adequate for its present use.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 18, 2008, our board of directors voted to authorize and seek approval of our shareholders of an amendment to our Articles of Incorporation to change our name to Cordex Pharma, Inc. In the absence of a meeting, the affirmative consent of holders of a majority of the vote represented by our outstanding shares of stock was required to approve the change the name of the Company. Because holders of approximately 57.0% of our voting power signed a written consent in favor of the amendment to the Articles of Incorporation, we were authorized to amend the Articles of Incorporation to change the name of the Company to Cordex Pharma, Inc. The name change became effective upon the filing of an amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada on December 14, 2008.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since January 28, 2009 under the symbol “CDXP.” Subsequent to the 20-for-1 reverse split on March 26, 2007, our stock traded under the symbol “DSKA” from March 26, 2007 until January 28, 2009. From August 30, 2004 to March 26, 2007, our stock traded under the symbol “DSKT.” Prior to the merger in which Duska Scientific became our wholly owned subsidiary on August 30, 2004, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol “SRKI.”

There was little or no trading in our common stock prior to the merger on August 30, 2004 and there has only been limited trading since then. The following closing price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
Fiscal 2008
March 31, 2008	$0.59	$0.30
June 30, 2008	$0.51	$0.20
September 30, 2008	$0.51	$0.16
December 31, 2008	$0.30	$0.18

Fiscal 2007
March 31, 2007	$1.00	$0.54
June 30, 2007	$0.75	$0.23
September 30, 2007	$0.55	$0.30
December 31, 2007	$0.59	$0.42

Stock Split

On March 26, 2007, we reversed our outstanding Common Stock on a 20-for-1 basis, while retaining the current par value of $0.001, with no stockholder reduced below one hundred (100) shares, on a per stockholder of record basis. This reverse stock split reduced the number of issued and outstanding common shares from 48,751,510 to 2,437,575 common shares and had no effect on the authorized number of shares. All numbers in this Annual Report on Form 10-K have been adjusted to reflect the reverse split.

Holders

As of December 31, 2008, there were approximately 81 holders of record of our common stock.

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

Sales of Unregistered Securities

On October 15, 2008, the Company issued warrants to a consultant to purchase up to 216,000 shares of its common stock in lieu of cash payments under a two-year consulting agreement. On October 1, 2008, the Company issued warrants to purchase up to 3,373,654 shares of its common stock to two consultants to the company who are providing services over a 30-month period in connection with the company’s heart failure drug development program. These offerings were not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On September 19, 2008, the Company issued 100,000 shares of its common stock to an institution in addition to cash payment for rights to a license. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On August 15, 2008, the Company issued 39,499 shares of its common stock to three individuals in lieu of cash payment of $17,993. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On March 4, 2008, the Company issued 73,149 shares of its common stock to four individuals in lieu of cash payment of $40,230. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On February 28, 2008, the Company issued 42,215 shares of its common stock to one of the law firms it previously used, along with a note for $27,804 to settle $44,304 unpaid invoices. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On December 28, 2007, the Company issued 140,000 shares of its common stock to two investor relations firms it employs, pursuant to contracts with those firms which call for compensation in the form of stock and in cash. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In May, 2007, the Company sold 807,217 shares of its common stock to qualified investors for proceeds of $242,165. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In January, 2007, the Company sold 800,000 shares of its common stock to qualified investors for proceeds of $320,000. At the same time, the Company issued 637,000 shares of its common stock to qualified investors as part of an inducement to convert their interest-bearing notes. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In the second quarter of 2006, the Company issued 26,000 shares of its common stock in a private placement to qualified investors for proceeds of $130,000. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ending December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,158,854	$0.80	2,341,146
Equity compensation plans not approved by security holders	––	––	––
Total	4,158,854	$0.80	2,341,146

ITEM 6.

SELECTED FINANCIAL INFORMATION

Not required

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We currently do not plan to conduct any business other than the business that Cordex and its subsidiary Duska Scientific has conducted since its organization. Cordex is a development stage company that has a portfolio of several products including two current product candidates and four proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

Plan of Operation

We are a development stage enterprise. As such, we are developing products for clinical and therapeutic uses, but have not yet developed any products to the point where they are producing revenue through sale or license, although we have several drug candidates at various stages of devleopment. Accordingly, for us to continue operations, we must obtain funds through the issuance of additional equity or debt. In August and September, 2007, we raised $5.9 million through the sale of secured convertible notes with warrants. In order to complete the work necessary to file new drug applications for ATPace™ and ATPotent™, we may need to raise substantial additional funding through the issuance of equity securities, debt securities or both. Our Contract Research Organization has estimated that it will take approximately 6 to 12 months and $3.5 million to complete the preparation of the NDA for ATPace™, under Section 505(b)(2) of the FDA. To undertake a Phase 2 clinical trial of our drug CDP-1050, we estimate will require approximately $2.5 million. We have completed pre-clinical trials with ATPotent™ and filed a provisional patent application on February 27, 2007. We intent to approach the FDA to discuss the potential pathway for the clinical development of ATPotent™. In addition, we continue research on our other drug candidates Aspirex™, Vagonixen™, and Ocuprene™, and estimate our developmental expenses for those drug candidates will be at least $50,000 during 2009. We do not expect to make any significant investments in facilities or equipment, nor hire a significant number of employees until we file our first NDA.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended December 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Notes and Warrants

As described further in Note 5 of the accompanying financial statements, we entered into note and warrant purchase agreements in the third and fourth quarters of 2006. Because the notes were issued with detachable warrants, in accordance with Accounting Principles Board Opinion No. 14, the fair value of the warrants was recorded as a debt discount and additional paid-in capital on a relative value basis, with the debt discount amortized to interest expense over the life of the notes. The notes, which are convertible into common stock, have a beneficial conversion feature, which has been recorded as a debt discount and additional paid in capital as prescribed in EITF Issue No. 98-5. Debt discount is amortized to interest expense over the life of the notes, in accordance with the guidance in EITF Issue No. 00-27. We sweetened the conversion terms on these notes to induce conversion of the notes to equity in the fourth quarter of 2006 in order to reduce the burden of interest expense on the company. Half of the holders of those notes accepted our offer in December 2006, and the accompanying financial statements include a charge of $218,575 to reflect the cost of that inducement. In addition, under EITF Issue 00-27, the unamortized discount remaining at the date of the conversion was expensed. The accompanying financial statements include as part of interest expense the $85,063 remaining unamortized discount on those notes at the date the conversion was accepted by the holders. The other half of the holders accepted our offer in January 2007, so the remaining discount of $57,006 was expensed in January 2007, along with the charge of $136,397 for the cost of the inducement to convert on those notes.

As described further in Note 5 of the accompanying financial statements, on August 24 and 28, 2007, the Company completed a private placement of securities in the form of Units (the “Units”) sold solely to accredited investors. The units consisted of 90-day convertible zero-interest notes with a face amount of $250,000 together with detachable five-year warrants exercisable for 625,000 shares of restricted common stock at a price of 40¢ per share, for total proceeds of $250,000 to the Company. The Company determined that these notes contained a beneficial conversion feature of $114,501 and the relative fair value of the warrants using a Black-Scholes formula was $135,499. Accordingly, these amounts were added to debt discount and will be amortized to interest expense over the three month life of the notes. During the twelve months ended December 31, 2007, $250,000 of debt discount was amortized to interest expense. These notes were considered conventional convertible debt.

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

The Convertible Notes are due on September 26, 2009 and interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $.40 per share. The notes also have registration rights, with liquidated damages for failure to file a registration statement within 90 days of issuance or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. On December 24, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to its obligations under the Registration Rights Agreement that it entered into with the investors in its sale of Secured Convertible Notes in September, 2007. The Registration Rights Agreement provided for liquidated damages in the event a registration statement was not filed by a certain specified date and such registration statement was not declared effective by a specified date. The initial registration statement was filed within the time specified in the purchase agreement. After receiving comments from the Commission on that registration statement, and subsequent to the changes to the Commission’s Rule 144, the Company delayed the filing of an amendment to the registration statement and instead began discussions with the investors whose securities were being registered about the advisability of filing an amended registration statement or having them waive their rights under the Registration Rights Agreement. Because those discussions did not reach a final agreement with all the investors , we did not meet the effective date deadline, In accordance with the guidance in EITF Issue 00-19-2,the Company recorded a provision of $354,946 in general and administrative expense for the three months ended March 31, 2008 for penalties that may have been payable under the Registration Rights Agreement . The Company filed an amended Registration Statement with the SEC on June 16, 2008, and a Registration Statement registering a portion of such investor’s shares was declared effective by the Commission on June 25, 2008. Some of the investors waived their rights to liquidated damages, and discussions with those who did not are continuing. As a result, $275,331 of the provision for registration rights penalties was reversed in the three-month period ended June 30, 2008, leaving an accrual of $79,615.

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

Future Stock Issuances

In May, 2008, the Company acquired the rights to a patent which will require it to issue 1,000,000 shares of common stock upon successful completion of Phase 2 clinical trials.

On January 22, 2009, the Company entered an agreement with a contract research organization which gives the Company the option to issue up to 400,000 shares of its stock in lieu of 20% of the first $1,000,000 of payments due under a contract services agreement.

New Accounting Pronouncements

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement did not have a material effect on the Company’s results of operations or financial condition.

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue was effective for the Company as of January 1, 2008. While the Company does enter negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue did not have a material effect upon the Company’s results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has evaluated the impact that the adoption of SFAS 160 will have on its financial condition and results of operations and concluded there will be no material adjustment, nor requirement for expanded disclosures as this statement is currently not applicable to the Company.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

Results of Operations

Comparison of Fiscal Year ended December 31, 2008 to Year ended December 31, 2007.

For the year ended December 31, 2008 we reported a net loss of $7,970,464, as compared to a net loss of $3,900,730 for the year ended December 31, 2007. We expect our net losses to grow as a result of higher research and development expenses, especially if we are successful in advancing any of our products into later stages of development, such as clinical trials.

General and administrative expenses were $1,906,008 and $2,201,523 for the years ended December 31, 2008 and 2007, respectively, and consisted principally of officers’ and employees’ salaries, legal and accounting fees, stock option expense and facilities costs. Total stock option expense for 2008 was $560,708, compared to $1,292,480 for 2007, due to lower numbers of options vesting, and the voluntary cancellation by our CEO of half of his 2007 option awards. Salary and benefits expense during 2008 was $640,866, compared to $421,778 for 2007, as a result of hiring 2 full-time employees in the third and fourth quarters of 2007, who were employed through all of 2008. In the fourth quarter of 2008, we issued warrants to consultants in connection with our development efforts on CDP-1050, and recognized expense of $205,665. This expense was calculated using the Black-Scholes valuation method and had no effect on our cash balances. We may issue additional options and/or warrants to consultants and others in the future which may increase our general and administrative expenses.

Research and development expenses were $1,567,795 and $370,382 for the years ended December 31, 2008 and 2007, respectively. Research and development expenses consisted mainly of costs directly associated with our activities related to the development of ATPace™, Vagonixen™ and ATPotent™. $811,826 of the increase in 2008 came from the cost of developing a 505(b)(2) pathway for approval of ATPPace™ and $167,820 was related to the cost of licensing and continuing development of CDP-1050.

Cash interest expense was $596,172 and $207,009 for the years ended December 31, 2008 and 2007, respectively. In addition, we recognized in 2008, $2,800,835 of amortization of debt discount, and $1,143,712 of amortization of debt issuance costs.

Our net loss of $7,970,464 in 2008 exceeded our net loss of $3,900,730 in 2007 primarily because of the amortization related to the $5.9 million of convertible debt sold in the third quarter of 2007 and the increase in research and development expense in 2008.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $1,545,822, compared to $4,417,481 at December 31, 2007. Working capital was a negative $2,567,194 at December 31, 2008, compared to working capital of $4,123,440 at December 31, 2007. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.4 million of equity securities and convertible debt issues. During the twelve months ended December 31, 2008 we had no significant cash flow from financing activities . We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the twelve months ended December 31, 2008, our cash used in operating activities was $2,877,138. Based on our current plan of operations, provided that we are not required to repay the convertible notes in cash and all warrants are exercised by the payment of cash rather than cashless exercise, we believe that our current and anticipated cash balances will be exhausted some time in 2009. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants of 46.3 million shares. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether. We may also seek to sell certain of our assets or sell our company.

As of December 31, 2008, we had debt obligations with a face value of $5,900,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, no purchase obligations, or other similar long-term liabilities. Our $5.9 million of convertible notes maturing September 2009 carry a coupon interest rate of 10% which require payment on a quarterly basis in cash or, under certain conditions, stock. In the event that we fail to perform our obligations to deliver stock upon conversion of the notes we could be liable for the greater of (A) (i)1% of the principle of such notes being converted for the first 5 days and (ii) 2% of such amount thereafter and (B)$2,000 per day. We do not believe that inflation has had a material impact on our business or operations.

We currently have the intention, and reasonably believe we will be able to make the interest payments on the outstanding convertible notes, which amount to approximately $590,000 annually. However, if the note holders wish to be repaid at maturity, we will need to raise additional funds through the sale of equity or debt, or sale of the company or some or all of its assets.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required

ITEM 8.

FINANCIAL STATEMENTS.

The auditors’ report, consolidated financial statements and the notes, which are attached hereto, beginning at page F-1, are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 19, 2008, Cordex Pharma, Inc. f/k/a Duska Therapeutics, Inc. (“Cordex”) (1) dismissed Stonefield Josephson, Inc. (“Stonefield”) as its independent registered public accounting firm responsible for auditing its financial statements and (2) retained Morison Cogen LLP (“Morison”) as its new independent registered public accounting firm responsible for auditing its financial statements .

Stonefield’s reports on Cordex’s financial statements for the two years ended December 31, 2006 and 2007, respectively, did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended December 31, 2006 contained an explanatory paragraph stating that the Company's significant operating losses and negative cash flows from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern.

The decision to dismiss Stonefield and retain Morison was recommended by the audit committee and unanimously approved by Cordex’s board of directors.

In connection with the audits of Cordex’s financial statements for the fiscal years ended December 31, 2007 and 2006, and in the subsequent interim period through December 19, 2008 (the date of dismissal of the former accountant), there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years. During the fiscal year ended December 31, 2007 and through December 19, 2008, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K. There were no events otherwise reportable under Item 304(a)(1)(iv) of Regulation S-K.

During Cordex’s two most recent fiscal years and through December 19, 2008 (the date of engagement), Cordex did not consult with Morison regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Cordex’s financial statements, in either case where written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or with any of the matters outlined in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-Ka report on the effectiveness of our internal control over financial reporting.

Management of Cordex Pharma, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Cordex;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Cordex are being made only in accordance with authorizations of management and directors of Cordex; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cordex’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Based on our assessment and those criteria, our management believes that Cordex Pharma, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

This Annual Report does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report..

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for Cordex Pharma, Inc. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
James S. Kuo, M.D. (2)(3)	44	Chief Executive Officer and Chairman of the Board
Amir Pelleg, Ph.D	64	President and Chief Scientific Officer
Wayne R. Lorgus	56	Chief Financial Officer
Philip A. Sobol, M.D.	55	Director
Manuel F. Graiwer, Esq. (2)(3)	65	Director
Shepard M. Goldberg (1)(2)	53	Director
Steven Dinh, Sc.D. (1)(3)	54	Director
H. David Coherd (2)(3)	37	Director
Alan Tuchman, M.D. (1)(2)(3)	62	Director

———————

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

Shepard M. Goldberg. Mr. Goldberg has served as a director since October 2007. Since 2008, Mr. Goldberg has been chairman of Forticell Bioscience, Inc. Prior to that,  Mr. Goldberg served as Senior Vice President, Operations and Office of the President, at Emisphere Technologies, Inc. Emisphere is a publicly traded biopharmaceutical company charting new frontiers in drug delivery. Prior to joining Emisphere, Mr. Goldberg was President of Hydrovalve Co. Inc., a privately held manufacturing/distribution business with national and Canadian catalog sales. Mr. Goldberg currently serves on the board of Forticell Bioscience, Inc, and from 2008, its chairman. He received his Bachelor of Science degree in Electrical Engineering and Computer Sciences from the Polytechnic Institute in New York City and a Master in Business Administration in Marketing from Adelphi University. Mr. Goldberg is also a director of Forticell Bioscience, Inc.

Steven Dinh, Sc.D. Dr. Dinh has been an executive in the pharmaceutical industry for more than 20 years. Since 2008, Dr. Dihn has been the Vice President and Chief Scientific Officer at Noven Pharmaceuticals, Inc. Prior to that, he served as Vice President of Research and Technology Development at Emisphere Technologies, Inc. Previously, he served as Chief Scientific Officer at Lavipharm, and as Head of Transdermal Pharmaceutical R&D at Novartis Pharmaceuticals Corp. Dr. Dinh graduated from the Massachusetts Institute of Technology with a Sc.D. degree in Chemical Engineering.

H. David Coherd. Mr. Coherd has served as a director since October 2007. Mr. Coherd is a business leader with over 17 years experience in investment banking with a major focus in the life sciences and healthcare. From 2008, he has been a managing director at RedChip Securities, Inc. He has co-founded three successful investment banking firms: Perpetual Growth Advisors, LLC, Cardinal Securities, LLC and most recently, Growth Capital Partners, LLC. During his career, he has been actively involved in sourcing, structuring, and closing over 55 PIPE Transactions. Previously, Mr. Coherd was a Vice- President at Josephthal & Co. and JW Charles Securities, where he was involved in over 25 IPO’s in life sciences and other areas. He graduated cum laude from Georgia State University with a BBA in Economics.

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

Jane F. Kinsel, Ph.D., Director of the Office of Research Administration at Boston University Medical Campus.

Donald Alan McAfee, Ph.D., Vice President of New Product Development at Cardiome Pharama, a Canadian cardiovascular drug development public company.

Paquale Patrizio, M.D., Director, Yale Fertility Center; Yale University School of Medicne. Area of expertise - Human reproduction.

Riccardo Polosa, M.D., Professor, University of Catania, Italy. Area of expertise – Asthma, COPD, bronchoprovocation studies.

Heart Failure (HF) Program

In support of the development program of our HF drug candidate CDP-1050, we have establihed in late 2008 a Medical Advisory Board (MAB). The MAB is chaired by Joshua M. Hare, M.D., the Louis Lemberg Professor of Medicine, Chief of the Division of Cardiology, and Director of the Interdisciplinary Stem Cell Institute at University of Miami, Miller School of Medicine. He has pioneered the use of stem cell therapy to repair damaged hearts. Dr. Hare has authored and co-authored numerous peer-reviewed publications including a report on a multi-center clinical trial with oxypurinol, a modifier of cellular redox potential, in patients with symptomatic heart failure. He served as the principal investigator of that clinical trial. Dr. Hare has also authored a New England Journal of Medicine editorial on redox-nitric oxide balance in the cardiovascular system. Other members of the Medical Advisory Board include:

Wilson S. Colucci, M.D., is the Thomas J. Ryan Professor of Medicine and Professor of Physiology at Boston University School of Medicine. He is also the Chief of Cardiovascular Medicine, Director of the Myocardial Biology Unit, Director of the Cardiomyopathy Program and Co-Director of the Cardiovascular Center at Boston Medical Center.

Howard J. Eisen, M.D., F.A.C.C., F.A.C.P., F.A.H.A., is the Thomas J. Vischer, Professor of Medicine and Chief of the Division of Cardiology at Drexel University, College of Medicine. He is also Director of the Drexel Center for Cardiovascular Disorders and The Center for Advanced Heart Failure Care at Hahnemann University Hospital.

Douglas L. Mann, M.D., F.A.C.C., F.A.C.P., is Chief, Division of Cardiology, Lewin Chair and Professor of Medicine, Washington University in St. Louis, Cardiologist-in-Chief, Barnes Jewish Hospital.

Richard P. Schwarz, Ph.D., is President of CV Ventures, LLC, a consulting firm specialized in the design and execution of clinical trials and an Adjunct Professor at University of Miami.

Jonathan S. Stamler, M.D. is the George Barth Geller Professor of Research in Cardiovascular Diseases and Professor of Medicine and Biochemistry at Duke University.

Dr. Stamler, Dr. Hare, and Dr. Schwarz have formal consulting agreements with the Company.

Audit Committee

In August 2004, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is currently comprised of Drs. Dinh and Tuchman and Mr. Goldberg, all of whom are independent directors. Mr. Goldberg has been designated as an “audit committee financial expert” as defined under Item 407 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee is responsible for reviewing and determining the salary, bonus and other individual elements of total compensation for our executive officers and for approving and administering our executive officer compensation plans, policies and programs. The Compensation Committee also grants stock options and other discretionary awards under our stock option or other equity incentive plans to all other eligible individuals in the company’s service. Current members of our Compensation Committee are Dr. Kuo, Mr. Graiwer, Mr. Goldberg, Mr. Coherd and Dr. Tuchman. The Compensation Committee charter can be found on the Cordex website, www.cordexpharma.com. In setting compensation arrangements, the Committee considers the market for executive talent in our industry, the specific contributions of individuals, and other factors it considers relevant, including the link between the creation of shareholder value and the compensation earned by the Company's executive officers, directors and certain key personnel. The Company's compensation programs are designed to: attract, motivate and retain superior talent; ensure that compensation is commensurate with the Company's performance and shareholder returns; provide performance awards for the achievement of strategic objectives that are critical to the Company's long-term growth; and ensure that the executive officers, independent directors and certain key personnel have financial incentives to achieve substantial growth in shareholder value.

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

A copy of our Code of Ethics will be furnished to any person upon written request from any such person. Requests should be sent to: Secretary, Cordex Pharma, Inc., 470 Nautilus Street, Suite 300, La Jolla, CA 92037. Shareholders wishing to communicate with directors should contact the Corporate Secretary at our La Jolla office, who will facilitate, but not screen, communications with individual directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of common stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2008 were complied with, except that some of the required reports were filed late. A Form 3 for Jonathan Stanler was filed late. Three Form 4 reports for Manuel Graiwer were filed late. A Form 3 and a Form 4 for Phillip Sobol were filed late. A Form 4 for H. David Coherd was filed late. No Form 3s were filed by Joshua Hare, Nicolas Stergis, Steve H. Kanzer, Adam Cabibi, or Rob Rosenstein.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2008 and 2007 to James S. Kuo, M.D., M.B.A, Amir Pelleg, Ph.D. and Wayne Lorgus (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James S. Kuo, M.D. Chief Executive Officer and Chairman of the Board	2008 2007	$250,000 66,346	$––	$––	$368,731 564,120	$––	$––	$––	$618,731 630,466
Amir Pelleg, Ph.D. President, and Chief Scientific Officer	2008 2007	$175,000 175,000	$––	$––	$118,435 118,435	$––	$––	$11,930 11,457	$305,365 304,892
Wayne Lorgus, Chief Financial Officer	2008 2007	$137,025 139,396	$––	$––	$27,153 1,077	$––	$––	$––	$164,178 140,473

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date
Dr. Kuo(1)	1,124,551 1,124,552 10,000 10,000	–– –– –– ––	–– –– –– ––	$ $ $ $	0.50 0.75 0.50 0.50	9/26/14 9/26/14 5/31/14 7/31/14
Dr. Pelleg	500,000 9,000 2,250 3,750 3,750 2,000	–– –– –– –– –– ––	500,000 –– –– 7,500 –– ––	$ $ $ $ $ $	0.48 20.80 20.80 20.00 20.00 44.00	12/31/14 12/15/09 12/15/09 2/9/11 2/9/11 2/27/10
Mr. Lorgus	150,000 1,500	–– ––	97,917 ––	$ $	0.55 10.00	12/12/14 3/31/13

On November 10, 2008, in an effort to reduce the number of options outstanding, Dr Kuo voluntarily terminated half of his options which would have to be exercisable for an aggregate of 2,249,701 shares of common stock.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Coherd	$12,500	$––	$––	$––	$––	$––	$12,500
Steven Dinh	$10,500	$––	$––	$––	$––	$––	$10,500
Shepard Goldberg	$20,000	$––	$––	$––	$––	$––	$20,000
Manuel Graiwer	$7,000	$––	$––	$––	$––	$––	$7,000
Philip Sobol	$9,000	$––	$––	$––	$––	$––	$9,000
Alan Tuchman	$12,500	$––	$––	$––	$––	$––	$12,500

Director Compensation

Our board holds regular quarterly meetings. Non-employee directors receive $2,000 for each board meeting they attend ($1,000 if participating by telephone) and $500 for each committee meeting they attend. The chair of our board committees receive an additional $500 for each committee meeting. All non-employee directors receive nonqualified stock options for 50,000 shares per year, which vest immediately.

Employment Agreements

On September 26, 2007, we entered into an employment agreement with Dr. James S. Kuo, our Chief Executive Officer and chairman of the Board of Directors. Under the agreement, Dr. Kuo will receive an annual salary of $250,000 and an annual discretionary bonus of up to 35% of salary. Dr. Kuo also received options to purchase 4,498,203 shares of common stock. 1,124,551 of the options are exercisable at $0.50 per share and vested upon signing; 2,249,102 of the options were exercisable at $0.75 per share, and vested ratably at the end of each of the 24 calendar months after signing, and the remaining 1,124,150 options were exercisable at $1.00 per share, and vest ratably at the end of each calendar month from the 25th through the 36th months after signing of the agreement. On  November 10, 2008, in an effort to reduce the number of options outstanding, Dr Kuo voluntarily terminated half of his options which were exercisable (the 1,124,150 options exercisable at $1.00 per share and 1,124,551 of the options exercisable at $.75 per share were terminated). Dr. Kuo may terminate his agreement with Duska at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Kuo’s disability and for “cause,” as defined in the agreement. Although Dr. Kuo is required to work full-time for us, he may continue to serve as director of other corporations.

We entered into an employment agreement with Dr. Amir Pelleg, effective December 31, 2005 which expired December 31, 2007. We entered into a new agreement which is effective December 31, 2007 for a term of three years, in which Dr. Pelleg agreed to serve as President and Chief Scientific Officer. Under the 2004 employment agreement, Dr. Pelleg received an annual salary for 2005, 2006 and 2007 of $115,000, $120,000,$175,000, respectively, and an annual bonus each year as determined by our Board of Directors and based on the company meeting certain milestones established by our Board of Directors. Effective December 31, 2007, Dr. Pelleg’s base annual salary will remain $175,000, and will increase each year by at least the increase in cost of living. Dr. Pelleg will be eligible for an discretionary annual bonus of up to 35% of his salary. Dr. Pelleg will receive stock options to purchase 1,000,000 shares, of which 25% will vest immediately and the remainder will vest ratably at the end of each of the succeeding 12 calendar months. We agreed to maintain life insurance for Dr. Pelleg and key man life insurance for our benefit. We agreed to indemnify Dr. Pelleg for all claims arising out of performance of Dr. Pelleg’s duties as President and Chief Scientific Officer, other than those arising out of a breach of the agreement by Dr. Pelleg or his gross negligence or willful misconduct. Dr. Pelleg may terminate his agreement with Duska at any time on 30 days prior written notice. We have the ability to terminate the agreement in the event of Dr. Pelleg’s disability and for “cause,” as defined in the agreement. Although Dr. Pelleg is required to work full-time for us, he may continue to serve as an Adjunct Professor at Drexel University College of Medicine, provided that his affiliation with Drexel does not interfere with his performance under the employment agreement.

Stock Option Plan

We adopted an equity incentive plan, the 2004 Equity Incentive Plan, which was amended in 2007, pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 6,500,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The plan was adopted prior to the consummation of the August 2004 merger with Duska Scientific, and in connection with the merger, options to purchase our common stock were issued in exchange for all of the stock options that were outstanding under Duska Scientific’s option plan. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

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

As of March 11, 2009, we currently have outstanding options under our 2004 Equity Incentive Plan to purchase approximately 4,173,104 shares of our common stock, with a weighted-average exercise price of $0.86. Of the outstanding options, 3,393,771 are vested, at a weighted- average exercise price of approximately $0.89 per share.

ITEM 12.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 11, 2009 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 11 2009, there were 3,892,841 shares of our common stock issued and outstanding. Unless otherwise noted, (i) the address of each of the persons shown is c/o Cordex Pharma, Inc., 470 Nautilus St, Suite 300, La Jolla, CA 92037 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage of Class
James S. Kuo, M.D.	2,252,103	(2)	36.7%
Philip Sobol & Debra Sobol Trust	1,547,845	(3)	30.3%
Nicholas Stergis Accredited Ventures, Inc. 9100 South Dadeland Blvd. Suite 1809 Miami, FL 33156	1,140,625	(4)	22.7%
Steve H. Kanzer 9100 South Dadeland Blvd. Suite 1809 Miami, FL 33156	1,140,625	(4)	22.7%
Manuel Graiwer	1,073,113	(5)	23.3%
Alexander Angerman and Judith Angerman Family Trust, 356 N. McCadden Place, Los Angeles, CA 90004	904,461	(6)	20.5%
Jonathan Stamler	890,268	(13) (4)	18.6%
Amir Pelleg, Ph.D.	778,352	(7)	17.4%
Livorno Latin American Promotions BV, P. O. Box 210, Willemstad, Curacao	770,000	(8)	17.5%
H. David Coherd	738,228	(9)	16.0%
Adam Cabibi 1050 Crown Pointe Pkwy Suite 200 Atlanta , GA 30338	684,375	(4)	15.0%
Rob Rosenstein 1050 Crown Pointe Pkwy Suite 200 Atlanta , GA 30338	684,375	(4)	15.0%
Gary Kaplan & Susan Kaplan Trust Graiwer & Kaplan PC 3600 Wilshire Blvd, Suite 2100 Los Angeles, CA 90010	634,473	(10)	14.8%
Joshua Hare	445,134	(14) (4)	10.3%
Dr. Know Ltd. c/o Moore StephensServices L’Estoril, Bloc C 31 Avenue Princesse Grace MC 98000 Monaco	383,333	(4)	9.0%
Redington, Inc.	300,000	(4)	7.2%
Icon Capital LP	250,000	(4)	6.0%
Wayne Lorgus	66,083	(11)	1.7%
Steven Dinh	50,000	(11)	1.3%
Shepard Goldberg	50,000	(11)	1.3%
Alan Tuchman	50,000	(11)	1.3%
All executive officers and directors as a group (nine persons)	6,605,724	(12)	68.9%

———————

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

(2)

2,249,103 of the shares shown are subject to exercise of options

(3)

Includes 331,178 shares, 1,041,667 shares subject to exercise of warrants, and 50,000 shares subject to exercise of options, and 125,000 shares subject to exercise of convertible notes.

(4)

All of the shares shown are subject to exercise of warrants

(5)

Includes 654,855 shares subject to exercise of warrants, 50,000 shares subject to exercise of options and includes beneficial ownership of 21,000 shares for whom the owners of record are family members

(6)

Includes 529,167 shares subject to exercise of warrants

(7)

Includes 579,000 shares subject to exercise of options, and 496 shares subject to exercise of warrants.

(8)

Includes 500,000 shares subject to exercise of warrants

(9)

Includes 50,000 shares subject to options and 684,375 shares subject to exercise of warrants

(10)

Includes 166,667 shares owned of record by Gary & Susan Kaplan as Tenants in Common and 404,167 shares subject to exercise of warrants.

(11)

All of the shares shown are subject to exercise of options.

(12)

Includes 3,194,186 shares subject to exercise of options and 2,381,393 shares subject to exercise of warrants and 125,000 shares subject to exercise of convertible notes.

(13)

An additional 1,358,834 warrants will vest over the next 29 months.

(14)

An additional 679,418 warrants will vest over the next 29 months.

ITEM 13.

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

In connection with the placement agent agreement under which our secured convertible notes were sold in September, 2007, we issued to one of our board members, H. David Coherd, five-year warrants to purchase 646,875 shares of our common stock at $0.44 per share and five-year warrants to purchase 37,500 shares of our common stock at $0.56 per share. In addition, we issued to a company with which he was then associated, an additional five-year warrant to purchase 6,250 shares of our common stock at a price of $0.56 per share. The fair value of these warrants was $271,089, which was expensed during the third quarter of 2007.

One of our board members is a managing director of a firm with which the Company has entered an agreement for assistance in connection with raising additional equity. Total fees paid to this firm in 2008 were $10,000.

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

Director Independence

Three of our directors are deemed to be independent under the definition in Rule 4200 (a)(14) of the Nasdaq Market Place Rules: Drs. Dinh and Tuchman, and Mr. Goldberg.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stonefield Josephson, Inc. as our independent accountants, audited our financial statements for the year ending December 31, 2007 , and performed reviews of our financial statements included in our Forms 10-Q in 2008. On December 19, 2008, we dismissed Stonefield Josephson, Inc. as our independent registered public accounting firm responsible for auditing its financial statements and) retained Morison Cogen LLP as our new independent registered public accounting firm responsible for auditing its financial statements. Morison Cogen LLP as our independent accountants, audited our financial statements for the year ending December 31, 2008. However, no fees were paid to Morison Cogen LLP during 2008.

Audit Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2008 and December 31, 2007 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $86,065 and $90,568, respectively.

Audit-Related Fees: The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal years ended December 31, 2008 and December 31, 2007 for audit-related services to us and to Duska Scientific Co. were $28,778 and $8,017, respectively. These fees were primarily for services in connection with securities registration statements filed by the Company.

Tax Fees: Stonefield Josephson, Inc. did not provide or bill for, and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2008 and December 31, 2007.

All Other Fees: Stonefield Josephson, Inc. did not provide or bill for, and was not paid for, any other services in the fiscal years ended December 31, 2008 and 2007.

The Company’s Audit Committee annually reviews and approves the engagement of the Company’s auditors and approves in advance the fee arrangements with regard to audit services and reviews of financial statements included in the Company’s Forms 10-Q, along with audit-related fees. Substantially all such fees were approved in advance for 2008 and 2007.

PART IV

ITEM 15.

EXHIBITS.

Exhibits

See Exhibit Index attached to this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSKA THERAPEUTICS, INC.

By:	/s/ JAMES S. KUO
James S. Kuo Chief Executive Officer

Date:  March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES S. KUO	Chief Executive Officer(principal executive officer), and Director, and Chairman of the Board	March 31, 2009
James S. Kuo
/s/ WAYNE R. LORGUS	Chief Financial Officer (principal financial and accounting officer)	March 31, 2009
Wayne R. Lorgus

/s/ STEVEN DINH	Director	March 31, 2009
Steven Dinh

/s/ SHEPARD M. GOLDBERG	Director	March 31, 2009
Shepard M. Goldberg

/s/ALAN TUCHMAN	Director	March 31, 2009
Alan Tuchman

/s/PHILIP A. SOBEL	Director	March 31, 2009
Philip A. Sobel

/s/ MANUEL F. GRAIWER	Director	March 31, 2009
Manuel F. Graiwer

/s/H. DAVID COHERD	Director	March 31, 2009
H. David Coherd

INDEX TO FINANCIAL STATEMENTS

INDEX TO AUDITED

FINANCIAL STATEMENTS FOR

CORDEX PHARMA, INC.

Formerly Duska Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cordex Pharma, Inc.

La Jolla, California

We have audited the accompanying consolidated balance sheet of Cordex Pharma, Inc. (formerly Duska Therapeutics, Inc.) and subsidiary (a development stage company) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on February 9, 1996 to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s financial statements as of and for the year ended December 31, 2007, and for the period from inception on February 9, 1996 to December 31, 2007 were audited by other auditors whose report, dated March 14, 2008, expressed an unqualified opinion. The financial statements for the period from inception on February 9, 1996 through December 31, 2007 reflect total revenues and net loss of $-0- and $12,325,813, respectively, of the related totals. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financing reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cordex Pharma, Inc. (formerly Duska Therapeutics, Inc.) and subsidiary (a development stage company) as of December 31, 2008 and the results of their operations and their cash flows for the year then ended and for the period from inception on February 9, 1996 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from developments stage activities raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen, LLC

Bala Cynwyd, Pennsylvania

March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Duska Therapeutics, Inc.

La Jolla, California

We have audited the accompanying consolidated balance sheet of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended, and for the period from inception on February 9, 1996 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duska Therapeutics, Inc. and Subsidiary (a Nevada corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from inception on February 9, 1996 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

March 14, 2008

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

FORMERLY DUSKA THERAPEUTICS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,545,822	$4,417,481
Restricted cash		196,057
Prepaid expenses & other current assets	30,374	33,169
Total current assets	1,576,195	4,646,707

Property and equipment, net	6,950	7,617
Other assets	936,513	2,081,726

Total assets	$2,519,659	$6,736,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$508,267	$431,236
Accrued expenses	3,000	7,943
Accrued stock units issuable		68,097
Notes payable	23,589	15,991
Convertible notes payable, net of debt discount of $2,291,465	3,608,535	-
Total current liabilities	4,143,391	523,267

Long term liabilities, net of debt discount of $5,092,300		807,700
Commitments and contingencies

Stockholders' deficit

Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.001 par value, 50,000,000 shares authorized; 3,892,841 and 3,639,648 shares outstanding at December 31, 2008 and 2007	3,893	3,640
Additional paid-in capital	18,668,652	17,727,256
Deficit accumulated during the development stage	(20,296,277)	(12,325,813)

Total stockholders' deficit	(1,623,732)	5,405,083

Total liabilities and stockholders' deficit	$2,519,659	$6,736,050

The accompanying notes are an integral part of these financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

FORMERLY DUSKA THERAPEUTICS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception on
	Year Ended December 31,		February 9, 1996 to
			December 31,
	2008	2007	2008
Revenues	$––	$––	$––

Operating expenses:
Research and development	1,567,795	370,382	5,323,469
General and administrative	1,906,008	2,201,523	8,603,458
	3,473,803	2,571,905	13,926,927

Loss from operations	(3,473,803)	(2,571,905)	(13,926,927)

Other income (expense)
Interest income	44,058	53,740	182,625
Interest expense	(596,172)	(207,009)	(1,065,798)
Amortization of debt discount and debt issuance costs	(3,944,547)	(1,175,556)	(5,267,602)
Loss on induced conversion of convertible debt	––	––	(218,575)
	(4,496,661)	(1,328,825)	(6,369,350)

Net loss	$(7,970,464)	$(3,900,730)	$(20,296,277)

Net loss per share - basic and diluted	$(2.11)	$(1.35)
Weighted average number of shares
outstanding - basic and diluted	3,777,704	2,898,783

The accompanying notes are an integral part of these financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

FORMERLY DUSKA THERAPEUTICS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Deficit
					Accumulated
				Additional	During	Total
	Common Stock			Paid-In	Development	Stockholders’
	Shares		Amount	Capital	Stage	Deficit
For the period from February 9, 1996
(inception) to January 1, 1999 (restated for
1,000:1 stock split, stock split up effected
in the form of a dividend and 3:1 stock split, and a 1 for 20 reverse stock split)	-	––	$––	$––	$––	$––
Issuance of stock for services in October 1999	189,480	189,480	189	30,493	––	30,682
Issuance of stock for cash in October 1999	375,000	375,000	375	24,625	––	25,000
Issuance of common stock for patents and
licenses in November 1999	11,520	11,520	12	756	––	768
Issuance of stock for patent assignments
and licenses from related parties
in November 1999	24,000	24,000	24	14,067	––	14,091
Net loss for the year ended December 31, 1999	-	––	––	––	(50,222)	(50,222)
Balance at December 31, 1999	600,000	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	8,400	9	174,991	––	175,000
Issuance of stock for cash in October 2000	5,250	5,250	5	174,995	––	175,000
Net loss for the year ended December 31, 2000	-	––	––	––	(46,505)	(46,505)

Balance at December 31, 2000	613,650	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49,200	49	1,003,263	––	1,003,312
Net loss for the year ended December 31, 2001	-	––	––	––	(337,267)	(337,267)

Balance at December 31, 2001	662,850	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	-	––	––	––	(871,724)	(871,724)

Balance at December 31, 2002	662,850	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	-	––	––	––	(798,514)	(798,514)

Balance at December 31, 2003	662,850	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	13,500	13,500	13	238,137	––	238,150
Conversion of convertible notes payable and
accrued interest in March 2004	26,665	26,665	27	555,499	––	555,526
Warrant issuance costs associated with
conversion of convertible notes payable	-	––	––	190,846	––	190,846
Issuance of common stock for cash in August
2004, net of offering costs of $304,140	183,375	183,375	183	3,363,177	––	3,363,360
Shares issued to Shiprock, Inc. in the
reorganization on August 27, 2004	70,000	70,000	70	(70)	––	––
Issuance of warrants for services in November 2004				43,683	––	43,683
Net loss for the year ended December 31, 2004	-	––	––	––	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956,390	956	5,814,462	(3,665,067)	2,150,351

The accompanying notes are an integral part of these financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

FORMERLY DUSKA THERAPEUTICS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Continued)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt	636,999	637	609,031	––	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	––	320,000
Issuance of shares for rounding on reverse split	29,855	30	(30)	––	––
Expense associated with vesting of stock options during 2007	––	––	1,015,534		1,015,534
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discoount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	––	––	––	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	$3,640	$17,727,256	$(12,325,813)	$5,405,083

Shares issued for services in February, 2008	42,215	42	19,799		19,841
Shares issued for services in March, 2008	73,149	73	40,157		40,230
Warrants issued for services in May, 2008			22,346		22,346
Shares issued from escrow in June, 2008			27,867		27,867
Cancellation of escrow shares	(1,670)	(1)	––		(1)
Shares issued for services in August, 2008	39,499	39	17,954		17,993
Shares issued for licensing in August, 2008	100,000	100	46,900		47,000
Warrants issued for services in October, 2008			205,665		205,665
Expense associated with vesting of stock options during 2008			560,708		560,708
Net loss for the twelve months ended December 31, 2008				(7,970,464))	(7,970,464))

Balance at December 31, 2008	3,892,841	$3,893	$18,668,652	$(20,296,777)	$(1,623,732)

The accompanying notes are an integral part of these financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

FORMERLY DUSKA THERAPEUTICS, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended		From Inception on February 9, 1996 to
	December 31,		December 31,
	2008	2007	2007
Cash flows from operating activities:
Net loss	$(7,970,464)	$(3,900,730)	$(20,296,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,785	1,540	12,154
Issuance of common stock and warrants for services	380,942	71,400	953,020
Issuance of options and warrants for services	560,708	1,292,480	2,789,325
Amortization of debt discount	2,800,835	964,707	3,922,915
Amortization of debt issuance costs	1,143,713	268,570	1,412,283
Payments for investor relations activities from restricted cash	196,057	53,943	250,000
Write-off of patent and licenses	––	––	63,963
Warrant issuance costs associated with conversion of convertible notes payable	––	––	190,846
Loss on induced conversion of convertible debt	––	139,269	139,269
Conversion of debt into equity			275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	2,795	45,818	(30,374)
Deposits	1,500	(800)	(800)
Accounts payable & accrued expenses	77,031	46,299	508,267
Accrued payroll	––	(66,613)	––
Accrued interest payable	––	(2,489)	––
Accrued stock units payable	(68,097)	14,504	––
Accrued consulting expenses	––	––	––
Accrued clinical expenses	(4,943)	(12,522)	3,000
Net cash used in operating activities	(2,877,138)	(1,084,624)	(9,806,482)
Cash flows from investing activities:
Payments to acquire property and equipment	(2,119)	(6,229)	(19,105)
Payments to develop patents	––	––	(49,104)
Net cash used in investing activities	(2,119)	(6,229)	(68,209)
Cash flows from financing activities:
Net proceeds from sale of common stock	––	562,165	5,671,987
Proceeds from exercise of options	––	175	175
Proceeds from exercise of warrants	––	––	9,000
Proceeds from issuance of notes payable	36,668	24,752	136,420
Proceeds from issuance of convertible notes	––	5,750,000	6,500,000
Costs of debt issuance	––	(684,238)	(684,238)
Payments on notes payable	(29,070)	(154,450)	(212,831)
Restricted cash for equity to be issued	––	1,694	(267,165)
Proceeds from private offering of stock subscription	––	––	267,165
Proceeds from notes payable, related party	––	––	6,545
Payments on notes payable, related party	––	––	(6,545)
Net cash provided by financing activities	7,598	5,500,098	11,420,513

Net increase (decrease) in cash and cash equivalents	(2,871,659)	4,409,245	1,545,822
Cash and cash equivalents at beginning of period	4,417,481	8,236	––
Cash and cash equivalents at end of period	$1,545,822	$4,417,481	$1,545,822

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

FORMERLY DUSKA THERAPEUTICS, INC

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental disclosure of cash flow information:
Interest paid	$592,830	$435,015	$594,228
Income taxes paid	$––	$2,548	$4,859

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock for services	$17,954	$71,400	$518,722
Issuance of common stock for patents and licenses	$46,900	$––	$93,009
Issuance of options and warrants for services	$941,650	$1,292,480	$1,806,309
Conversion of convertible notes payable and accrued
interest into common stock	$––	$609,670	$1,545,805

Expense associated with induced conversion of debt	$––	$––	$218,575

The accompanying notes are an integral part of these financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007, and Period

From Inception on February 9, 1996 to December 31, 2008

1.

Description of Company and Nature of Business

Cordex Pharma, Inc. (“Cordex”) is an emerging biopharmaceutical company incorporated in Nevada and based in La Jolla, California. In conjunction with its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska”), Cordex focuses on the development of diagnostic and therapeutic products based on adenosine 5’-triphosphate (ATP), and ATP receptors related technologies. ATP is a biological compound found in every cell of the human body, where it constitutes the source of energy that helps to fuel all bodily functions. ATP is released from many types of cells under normal and disease conditions. Extracellular ATP regulates the functions of different cell types in various tissues and organs, including the heart, lungs and kidney, by activating cell surface receptors called P2 receptors (P2R). The pharmacological activation of P2R by agonists, and the inhibition of P2R by antagonists, have recently become recognized by a number of scientists as providing a possible rationale for the development of new drugs for the diagnosis and treatment of human disorders, including cardiovascular, pulmonary, neural and renal diseases. Reference herein to “the Company” includes both Cordex and Duska, unless the context indicates otherwise.

Cordex was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited operations unrelated to the pharmaceutical industry. On August 30, 2004, Shiprock completed the acquisition of Duska (the “Reorganization”) through a reverse triangular merger in which Duska merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely for the purpose of facilitating the merger. Duska was the surviving corporation in the merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska is deemed to be the acquiring corporation. In connection with the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Duska Therapeutics, Inc. changed its name to Cordex Pharma, Inc. in 2008, and currently does not plan to conduct any business other than Duska’s business of developing new products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at December 31, 2008 of approximately $20.3 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plans in order to meet its operating cash flow requirements include raising additional funds from equity or debt. The Company expects the cash and cash equivalents at December 31, 2008, to be sufficient to fund its current planned operations into the third quarter of 2009, but additional capital will still be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain operations. The Company intends to seek additional capital through sales of equity securities or convertible debt and, if appropriate, to consider strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company may also consider the sale of certain assets, or the sale or merger of the business.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations, as further explained in Note 2.

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern and Management’s Plans - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $20,3 million and negative operating cash flow of $9.8 million since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing. While the Company believes in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Cash Concentration – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. At December 31, 2008, the Company has deposits with a financial institution that exceed the FDIC deposit insurance coverage limit of $250,000 on interest-bearing accounts,

Property and Equipment – Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals, and betterments are capitalized. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

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

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss – For the years ended December 31, 2008 and 2007, and for the period from inception on February 9, 1996 to December 31, 2008, the Company has no items that represent other comprehensive loss and, therefore, has not included a Statement of Comprehensive Loss in the financial statements.

Restatement for Stock Split – All amounts in the accompanying financial statements have been restated to give effect to the 3-for-1 stock split and the 1-for-20 stock split described in Note 6.

Net Loss Per Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earning per share in the future, and which were excluded from the computation of diluted loss per share totaled approximately 60,600,472 and 23,219,952 shares at December 31, 2008 and 2007, respectively.

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

During the year ended December 31, 2008, no options were granted. During the year ended December 31, 2007, 6,538,203 options were granted. For the years ended December 31, 2008 and 2007, the Company recognized expense of $560,708 and $1,015,532, respectively, as a result of the adoption SFAS 123R.

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

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The estimated forfeiture rate is revised if subsequent information indicates that the actual rate is likely to differ from previous estimate. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate shall be recognized in compensation cost in the period of change. Previously recognized compensation cost shall not be reversed if an option for which the requisite service period has been rendered expires unexercised. Recognized compensation costs for unvested forfeited options will be reversed.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options and warrants at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2008	2007
Weighted average fair value at date of grant for options granted during the period	$0.0	$0.43
Risk-free interest rates	3.15-3.19%	4.2%
Expected stock price volatility	106% -109%	186%
Expected dividend yield	0.0%	0.0%

The Company based its estimate of expected stock price volatility on the average weekly price movement since August, 2004. Given the Company’s limited history with stock options, the Company’s estimate of expected term is based on the contract term of seven years.

New Accounting Pronouncements –

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement did not have a material effect on the Company’s results of operations or financial condition.

In September, 2007, the Emerging Issues Task Force (EITF) issued its consensus on Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF reached a tentative conclusion that a collaborative arrangement is a contractual arrangement in which the parties are active participants to the arrangement and are exposed to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Further, a consensus was reached that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant's respective financial statements pursuant to the guidance in Issue 99-19. The EITF also reached a consensus about the disclosures which should be made about collaborative arrangements annually. This issue was effective for the Company as of January 1, 2008. While the Company does enter negotiations from time to time to explore potential collaborative arrangements, presently it is not a party to any such arrangements and, accordingly, the adoption of the consensuses reached in this issue did not have a material effect upon the Company’s results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has evaluated the impact that the adoption of SFAS 160 will have on its financial condition and results of operations and concluded there will be no material adjustment, nor requirement for expanded disclosures as this statement is currently not applicable to the Company.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

3.

Property and Equipment

Property and equipment at December 31 consist of the following:

	2008	2007
Computer equipment	$11,141	$10,026
Furniture and equipment	5,162	4,158
	16,303	14,184
Less accumulated depreciation	(9,353)	(6,567)
	$6,950	$7,617

Depreciation expense amounted to $2,785 and $1,540 for the years ended December 31, 2008 and 2007, respectively. Depreciation expense for the period from inception on February 9, 1996 to December 31, 2008 amounted to $12,154.

4.

Other Assets

In connection with the sale of $5.9 million of secured convertible notes, the Company paid expenses of $684,237 and issued warrants with fair value of $1,663,758. These total issuance costs of $2,347,996 are being amortized to interest expense over the life of the notes using the interest method. During the years ended December 31, 2008 and 2007, the Company recognized amortization expense of debt issuance costs of $1,143,713 and $268,570.

5.

Convertible Notes Payable and Premium Finance Agreement

In August, September and December 2006, the Company issued 8 one-year, 7% convertible notes with detachable stock purchase warrants to accredited investors for a total of $250,000 in cash. The notes are convertible into 250,000 shares of our common stock, and the warrants can be exercised to purchase up to 129,167 shares of our common stock at a price of $3.00 per share at any time until 5 years from the date of issuance. Because the terms of the convertible notes included both detachable stock purchase warrants and a beneficial conversion feature, the relative fair values of the warrants and the debt were calculated, and debt discount was recorded for the warrants in the amount of $76,628. Additional debt discount for the beneficial conversion was recorded in the amount of $1 37,752. The debt discount was amortized over the life of the notes.

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

In August, 2007, the Company entered a premium finance agreement for insurance premiums. This agreement calls for 11 monthly payments of $2,355.36 and bears an effective interest rate of 9.24%. In August, 2008, the Company entered a premium finance agreement for insurance premiums. This agreement calls for 11 monthly payments of $3,444.46 and bears an effective interest rate of 6.6%.

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

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2007, the Company sold an aggregate of $5,750,000 in principal amount of Secured Convertible Notes (the “Convertible Notes”) to five accredited investors in a private placement. After deducting the expenses of the private placement the Company received net proceeds of approximately $5,072,500. The investors also received warrants to purchase 14,375,000 shares of the Company’s common stock which terminate on September 27, 2012 and have an exercise price of $.44 per share, subject to adjustment as provided in the Warrant. The investors were also issued warrants (“Short Term Warrants”) to purchase 14,375,000 shares of the Company’s common stock which terminate on the later of (a) September 26, 2008 and (b) the date that is the 90th continuous day of effectiveness of the registration statement to be filed pursuant to a Registration Rights Agreement, among the Holder, the Company and the other parties named therein, which registers, and permits the resale by the Holder of, all of the Warrant Stock issuable thereunder (such period being the “Term”); provided, that, the Term shall in no event extend beyond September 26, 2010. The exercise price of the Short Term Warrants is $.50 per share, subject to adjustment as provided in the Warrant.

The Convertible Notes are due on September 26, 2009 and interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $.40 per share. The notes are convertible at the option of the holder or, under certain conditions, mandatorily convertible. The notes also have registration rights, with liquidated damages for failure to file a registration statement within 90 days of issuance or to have it declared effective within 180 days. In the event of the latter, the damages shall be 2% of the face amount of the notes for each calendar month until the registration statement is effective; in the event of the former, the damages shall be 1% of the face amount of the notes for each calendar month until the registration statement is filed, but in any event, the maximum amount of such registration rights payments would be 10% of the face amount of the notes, or $575,000. On December 24, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to its obligations under the Registration Rights Agreement that it entered into with the investors in its sale of Secured Convertible Notes in September, 2007. The Registration Rights Agreement provided for liquidated damages in the event a registration statement was not filed by a certain specified date and such registration statement was not declared effective by a specified date.  The initial registration statement was filed within the time specified in the purchase agreement. After receiving comments from the Commission on that registration statement, and subsequent to the changes to the Commission’s Rule 144, the Company delayed the filing of an amendment to the registration statement and instead began discussions with the investors whose securities were being registered about the advisability of filing an amended registration statement or having them waive their rights under the Registration Rights Agreement. Because those discussions did not reach a final agreement with all the investors , we did not meet the effective date deadline, In accordance with the guidance in EITF Issue 00-19-2,the Company recorded a provision of $354,946 in general and administrative expense for the three months ended March 31, 2008 for penalties that may have been payable under the Registration Rights Agreement . The Company filed an amended Registration Statement with the SEC on June 16, 2008, and a Registration Statement registering a portion of such investor’s shares was declared effective by the Commission on June 25, 2008. Some of the investors waived their rights to liquidated damages, and discussions with those who did not are continuing. As a result, $275,331 of the provision for registration rights penalties was reversed in the three-month period ended June 30, 2008, leaving an accrual of $79,615.

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

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.50 per share, five year warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.44 per share, and 10% notes maturing September 26, 2009, which are convertible into 375,000 shares of the Company’s common stock at the option of the holder.

At December 31, 2008 and 2007, the amount of unamortized debt discount to be recognized in future periods was $2,291,465 and $5,092,300. Amortization of $2,800,834 and $964,707 is included in interest expense for the years ended December 31, 2008 and 2007.

6.

Stockholders’ Equity

The information included in this Note 6 is with respect to equity transactions by Duska Scientific prior to the Reorganization and is with respect to the Company commencing with the Reorganization.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding.

Common Stock – Restatement for Stock Splits, Dividends and Recapitalization

All amounts in the Company’s financial statements and footnotes have been retroactively restated to give effect to the following:

–

a 1000:1 stock split in June 2000

–

a 300% stock split up effected in the form of a dividend in October 2001

–

a 3:1 stock split in August 2004

–

a recapitalization in August 2004, resulting in the par value of common stock changing from $.01 per share to $.001 per share

–

a 1 for 20 reverse stock split in February 2007

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

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During May, June and July 2004, the Company received subscriptions for 183,375 units at $20.00 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase an additional share of common stock at $50.00 per share. The units were issued in August 2004 prior to the Reorganization.

In August 2004, in connection with the Reorganization (see Note 1), the Company issued 44,320 shares of its common stock to the holders of Duska Scientific’s capital stock in exchange for all of the 886,390 shares of Duska Scientific common stock outstanding on the date of the Reorganization. In addition, outstanding common stock purchase warrants and stock options to purchase a total of 33,603 shares of Duska Scientific’s common stock were cancelled in exchange for warrants and stock options to purchase the same number of shares of the Company’s common stock at the same exercise prices and otherwise on the same terms as the Duska Scientific stock options and warrants that were cancelled.

As more fully described in Note 7, in November 2004 the Company issued to designees of Cato Research Ltd. (“Cato”) 25,000 shares of its common stock and warrants to purchase 25,000 shares of its common stock at $50.00 per share pursuant to an agreement whereby Cato is providing certain services. The warrants expire in August 2007. During 2008, a total of 1,393 shares were released from escrow in payment for services performed by Cato (no shares were released in 2007). During 2008, the contract was terminated, and the 1,670 shares remaining in escrow were cancelled. As additional compensation for Cato, in November 2004 the Company issued to Cato’s designees additional warrants to purchase a total of 4,950 shares of its common stock. These additional warrants have an exercise price of $20.80 per share and expire in October 2009. These warrants were immediately exercisable and not held in escrow; the Company recorded an expense of $43,683 in 2004 associated with the issuance of these warrants.

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

On March 6, 2006, the Company entered into subscription agreements with certain accredited investors providing for the purchase of 400,000 shares of its common stock at an aggregate purchase price of $2,000,000, or $5.00 per share. The Company received commitments from qualified investors for a total of $2,000,000. The Company received wires of $550,000, which were deposited the escrow agent and additional subscription agreements to the Company for $1,450,000, with the funds and checks to be released to the Company if and when a registration statement covering the resale of such shares was declared effective.

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

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December, 2007, the Company increased the authorized shares to 125,000,000.

Also in December, 2007, as part of its contracts with two investor relations firms, the Company issued 140,000 shares with a fair value of $71,400, based on the market value of the Company’s common shares on the date granted.

On February 28, 2008, the Company issued 42,215 shares of its common stock with a fair value of $19,841 to one of the law firms it previously used, along with a note for $27,804 to settle $44,304 unpaid invoices. The Company recognized $3,341 of interest expense on its unpaid payables balance in connection with this settlement.

On March 4, 2008, the Company issued 73,149 shares of its common stock with a fair value of $40,230 to four individuals for unpaid fees and expenses in lieu of cash payment of $40,230.

On August 15, 2008, the Company issued 39,499 shares of its common stock with a fair value of $17,993 to three individuals for services rendered in lieu of cash payment of $17,993.

On September 19, 2008, the Company issued 100,000 shares of its common stock with a fair value of $47,000 to an institution in addition to a cash payment for rights to a license. In addition to these payments, the Company agreed to issue an additional 1,000,000 shares of common stock at the successful completion of Phase 2 clinical trials.

Stock Option Plan

In 2004, the Board of Directors of the Company adopted the 2004 Equity Incentive Plan for the grant of qualified incentive stock options (ISO) and non-qualified stock options. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Plan, 6,500,000 shares are reserved for issuance. All options awarded under the plan have been for a term of seven years. The plan limits maximum term of options to ten years from date of grant

On November 10, 2008, in order to reduce the number of options outstanding, our chairman voluntarily terminated half of his options which were exercisable. 1,124,550 options exercisable at $1.00 per share and 1,124,552 options exercisable at $0.75 per share were terminated.

The following summarizes the activity of the Company’s stock options for the years ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2007	128,651	21.20
Granted	6,538,203	0.66
Exercised	(175,000)	.00
Canceled or expired	(64,900)	21.15
Outstanding at December 31, 2007	6,426,954	$0.88
Granted	––	––
Exercised	––	––
Canceled or expired	(2,268,100)	0.92
Outstanding at December 31, 2008	4,158,854	$0.80	5.88	$0.0
Exercisable at December 31, 2008	3,392,021	$0.81	5.77	$0.0

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	8,500	$22.82
Granted	4,718,652	0.66
Vested	(476,138)	0.66
Canceled or forfeited	––
Nonvested at December 31, 2007	4,251,014	$0.66
Granted	––	––
Vested	(1,323,325)	0.66
Canceled or forfeited	(2,160,857)	0.92
Nonvested at December 31,2008	766,832	$0.66

The fair value of non-vested options to be recognized in future periods was $445,175, which is expected to be recognized over a weighted average period of 2 years. During the year ended December 31, 2008, no options were exercised. At December 31, 2008, the aggregate intrinsic value of all options outstanding was $0.

Warrants Outstanding

As of December 31, 2008, warrants to purchase 42,177,370 shares of common stock at prices ranging from $0.30 to $20.80 were outstanding. As of December 31, 2008, all of such warrants were exercisable and expire at various dates through 2015.

7.

Income Taxes

For income tax purposes, the Company and its subsidiary have an aggregate of approximately $17,791,804 of net operating loss carryforwards available to offset against future federal taxable income, subject to certain limitations. Such losses begin to expire in 2019. State income tax loss carryforwards start to expire in the year 2009.

The Company adopted FIN48 effective January 1, 2007. The adoption of FIN48 did not require an adjustment to the opening balance of retained earning as of January 1, 2007. There were no changes to unrecognized tax benefits during 2008. The tax years 2004 through 2008 remain open to review by various tax authorities.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$6,760,886	$3,876,000
Research and development credit carryforward	53,489	175,000
Depreciation and other	(1,162)	––
Stock option expense	897,070	750,000
Total deferred tax assets	7,710,283	4,801,000

Deferred tax liabilities	––	––

Net deferred tax assets	7,710,283	4,801,000
Valuation allowance	(7,710,283)	(4,801,000)
	$––	$––

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	34.0
Unrecognized benefit of current year losses	(34.0)
Effective income tax rate	0.0%

8.

Commitments and Contingencies

Leases – The Company leases the offices used for its operations under one-year lease agreements. As of December 31, 2008, monthly rent expense amounted to $2,251. Rent expense amounted to $28,015, $24,500 and $164,531 for the years ended December 31, 2008 and 2007, and for the period from inception on February 9, 1996 to December 31, 2007, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2008 are:

Year Ending December 31,	$	Capital Leases	Operating Leases
2009		––	25,561
2010		––	400
Total minimum lease payments		––	25,961

9.

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

In connection with the placement agent agreement under which our secured convertible notes were sold in September, 2007, we issued to one of our board members, H. David Coherd, five-year warrants to purchase 646,875 shares of our common stock at $0.44 per share and five-year warrants to purchase 37,500 shares of our common stock at $0.56 per share. In addition, we issued to a company with which he was then associated, an additional five-year warrant to purchase 6,250 shares of our common stock at a price of $0.56 per share. The fair value of these warrants was $271,089, which was expensed during the third quarter of 2007.

One of our board members is a managing director of a firm with which the Company has entered an agreement for assistance in connection with raising additional equity. Total fees paid to this firm in 2008 were $10,000.

CORDEX PHARMA, INC. AND SUBSIDIARY

FORMERLY DUSKA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.

Subsequent Events

On January 16, 2009, the Company entered a service agreement for formulation and manufacturing of its CDP-1050 drug candidate. The agreement required an initial payment of $15,000 and subsequent payments of $7,000 per month for the subsequent seven months.

On January 22, 2009, the Company entered into a long-term strategic master services equity agreement with Cato BioVentures. As part of this agreement, Cato BioVentures will, at the request of Cordex, arrange for Cato Research to perform regulatory services and oversight of clinical testing of Cordex's investigational drug products. Initially, the collaboration will focus on the development of Cordex's Phase 3 pivotal clinical trial with ATPace for the treatment of paroxysmal supraventricular tachycardia (PSVT). Under the agreement, a portion of Cato's compensation for rendered services will be in the form of Cordex equity. At the option of the Company, up to 20% of the first $1 million in compensation to Cato may be in the form of common stock.

Exhibit Number	Description
3.1	Articles of Incorporation filed on Form 10-SB on July 26, 2001
3.2	Certificate of Amendment to the Articles of Incorporation filed in Current Report on Form 8-K on August 26, 2004
3.3	Amended and Restated Bylaws filed in Current Report on Form 8-K on September 3, 2004
4.1	Form of Common Stock certificate filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004
4.2	Form of Senior Secured Convertible Note, dated September 26, 2007 filed in Current Report on Form 8-K on October 2, 2007
4.3	Form of Short-term Warrant for the purchase of common stock filed in Current Report on Form 8-K on October 2, 2007.
4.4	Form of Long-term Warrant for the purchase of common stock filed in Current Report on Form 8-K on October 2, 2007.
10.1

Amended and Restated Master Services Agreement effective February 10, 2004  between Duska Scientific Co. and Cato Research Ltd., and letter amendment effective February 10, 2004 between Duska Scientific Co. and Cato Research Ltd. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.

10.2	Note and Warrant Purchase Agreement filed in Current Report on Form 8-K on October 2, 2007.
10.3	Security Agreement filed in Current Report on Form 8-K on October 2, 2007.
10.4	Registration Rights Agreement filed in Current Report on Form 8-K on October 2, 2007.
10.5	Subsidiary Guarantee filed in Current Report on Form 8-K on October 2, 2007.
10.6	Patent, Trademark and Copyright Security Agreement filed in Current Report on Form 8-K on October 2, 2007.
10.7	Collaboration Agreement, dated April 22, 2003, between Duska Scientific Co. and Medtronic, Inc. filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.8	Agreement, dated September 26, 2007, between Duska Therapeutics, Inc. and James S. Kuo, filed in Current Report on Form 8-K on October 3, 2007
10.9*	Employment Agreement, dated December 31, 2007, between Duska Therapeutics, Inc. and Amir Pelleg, Ph.D., filed on Form 10K on March 18, 2008
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

10.15	Development and Assignment Agreement by and between Drs. Francesco DiVirgilio, Lucia Galli and Valentina Resta, and Duska Scientific Co., dated March 8, 2005 on Form 10-QSB filed on August 15, 2005
10.16	Form of Incentive Stock Option Agreement under 2004 Equity Incentive Plan filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.17	Form of Non-Qualified Stock Option Agreement under 2004 Equity Incentive Plan filed in Registration Statement on Form SB-2 (File No. 333-12067) on November 19, 2004.
10.18	2004 Equity Incentive Plan, as amended, filed on Schedule 14C, March 13, 2008.

10.19	License Agreement with Duke University dated as of May 30, 2008, filed in Current Report on Form 8K on June 11, 2008, as amended
10.20

Warrant issued to Dr. Jonathan Stamler for the purchase of 1,124,551 shares of the common stock of Duska Therapeutics, Inc with an exercise price of $.75 per share, filed in Current Report on Form 8K on October 17, 2008

10.21

Warrant issued to Dr. Jonathan Stamler for the purchase of 1,124,551 shares of the common stock of Duska Therapeutics, Inc with an exercise price of $.50 per share filed in Current Report on Form 8K on October 17, 2008

10.22

Warrant issued to Dr. Joshua Hare for the purchase of 562,276 shares of the common stock of Duska Therapeutics, Inc with an exercise price of $.75 per share, filed in Current Report on Form 8K on October 17, 2008

10.23

Warrant issued to Dr. Joshua Hare for the purchase of 562,276 shares of the common stock of Duska Therapeutics, Inc. with an exercise price of $.50 per share, filed in Current Report on Form 8K on October 17, 2008

10.24	Certificate of Amendment filed in Schedule 14C on November 20, 2008
10.25*	Amendment to Non-Qualified Stock Option Agreement with James Kuo dated November 10, 2008 (original issuance 1,124,150 shares)
10.26*	Amendment to Non-Qualified Stock Option Agreement with James Kuo dated November 10, 2008 (original issuance 2,249,102 shares)
10.27*	Strategic Master Services Agreement dated January 22, 2009 with Cato Holding Company d/b/a Cato BioVentures
31.1*	Certifications of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

———————

•

this filing

•