Form 10-Q
period 2009-03-31
Cordex Pharma, Inc.
filed 2009-05-18
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-33023

———————

CORDEX PHARMA, INC.

(Exact name of Registrant as specified in its charter)

———————

Nevada	86-0982792
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

470 Nautilus Street

Suite 300

La Jolla, CA     92037

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code:  (858) 551-5700

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).               YES ☐  NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Number of shares of Cordex Pharma, Inc. Common Stock, $.001 par value, outstanding as of May 7, 2009: 3,892,841

CORDEX PHARMA, INC.

Form 10-Q

Table of Contents

 Page

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements Of Operations

2

Consolidated Statements Of Stockholders’ (Deficit)

3

Consolidated Statements Of Cashflows

5

Notes To Consolidated Financial Statements

7

PART II.  OTHER INFORMATION

Item 2. –– Management’s Discussion and Analysis of Financial Condition And Results of Operations

11

Item 4T. –– Controls and Procedures

13

Item 1 – Legal Proceedings

14

Item 1A – Risk Factors

14

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$611,716	$1,545,822
Prepaid expenses & other current assets	29,885	30,374

Total current assets	641,601	1,576,196

Property and equipment, net	6,254	6,950

Other assets	632,341	936,513

Total assets	$1,280,196	$2,519,659

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$273,767	$508,267
Accrued clinical and other expenses	11,226	3,000
Obligation to issue stock	83,158	––
Convertible notes payable, net of debt discount of $1,546,579 and $2,291,465	4,353,421	3,608,535
Notes payable	13,609	23,589

Total current liabilities	4,735,181	4,143,391

Commitments and contingencies

Stockholders' deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.001 par value, 125,000,000 shares authorized; 3,892,841 shares issued and outstanding	3,893	3,893
Additional paid-in capital	18,878,437	18,668,652
Deficit accumulated during the development stage	(22,337,315)	(20,296,277)

Total stockholders' deficit	(3,454,985)	(1,623,732)

Total liabilities and stockholders' deficit	$1,280,196	$2,519,659

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			From Inception on
	Three Months Ended		February 9, 1996 to
	March 31,		March 31,
	2009	2008	2009
Revenues	$––	$––	$––

Operating expenses:
Research and development	426,624	172,731	5,750,093
General and administrative	418,710	738,711	9,022,168
	845,334	911,442	14,772,261

Loss from operations	(845,334)	(911,442)	(14,772,261)

Other income (expense)
Interest income	1,256	24,219	183,881
Interest expense	(147,902)	(147,846)	(1,213,700)
Amortization of debt discount and debt issuance costs	(1,049,058)	(952,962)	(6,316,660)
Loss on induced conversion of convertible debt	––	––	(218,575)
	(1,195,704)	(1,076,589)	(7,565,054)

Net loss	$(2,041,038)	$(1,988,031)	$(22,337,315)

Net loss per share - basic and diluted	$(0.52)	$(0.54)
Weighted average number of shares outstanding - basic and diluted	3,892,841	3,676,196

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	––	$––	$––	$––	$––
Issuance of stock for services in October 1999	189,480	189	30,493	––	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	––	25,000
Issuance of common stock for patents and licenses in November 1999	11,520	12	756	––	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	24,000	24	14,067	––	14,091
Net loss for the year ended December 31, 1999	––	––	––	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	––	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	––	175,000
Net loss for the year ended December 31, 2000	––	––	––	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	––	1,003,312
Net loss for the year ended December 31, 2001	––	––	––	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	––	––	––	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	––	––	––	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	13,500	13	238,137	––	238,150
Conversion of convertible notes payable and accrued interest in March 2004	26,665	27	555,499	––	555,526
Warrant issuance costs associated with conversion of convertible notes payable	––	––	190,846	––	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140	183,375	183	3,363,177	––	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	70,000	70	(70)	––	––
Issuance of warrants for services in November 2004			43,683	––	43,683
Net loss for the year ended December 31, 2004	––	––	––	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) (CONTINUED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance at December 31, 2004	956,390	$956	$5,814,462	$(3,665,067)	$2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	––	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	––	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	––	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	––	46,854
Issuance of warrants for services in October 2005	––	––	485,000	––	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	––	130,648
Expense associated with vesting of stock options during 2005	––		25,255		25,255
Net loss for the year ended December 31, 2005	––	––	––	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	––	––	80,462	––	80,462
Issuance of warrants for services in February 2006	––	––	301,737	––	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	––	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	––	57,917
Exercise of warrants in May 2006	45,000	45	8,955	––	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	––	––	200,000	––	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	––	––	14,380	––	14,380
Net loss for the year ended December 31, 2006	––	––	––	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt	636,999	637	609,031	––	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	––	320,000
Partially paid shares February 2007	––	––	––	––	––
Issuance of shares for rounding on reverse split	29,855	30	(30)	––	––
Expense associated with vesting of stock options during 2007	––	––	1,015,534		862,537
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discoount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Debt discount on exchange of convertible notes in October and November 2007			150,000		150,000
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	––	––	––	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	$3,640	$17,727,256	$(12,325,813)	$5,405,083

Shares issued for services in February, 2008	42,215	$42	$19,799	$	$19,841
Shares issued for services in March, 2008	73,149	73	40,157		40,230
Warrants issued for services in May, 2008			22,346		22,346
Shares issued from escrow in June, 2008			27,867		27,867
Cancellation of escrow shares	(1,670)	(1)	––		(1)
Shares issued for services in August, 2008	39,499	39	17,954		17,993
Shares issued for licensing in August, 2008	100,000	100	46,900		47,000
Warrants issued for services in October, 2008			205,665		205,665
Expense associated with vesting of stock options during 2008			560,708		560,708
Net loss for the twelve months ended December 31, 2008				(7,970,464)	(7,970,464)

Balance at December 31, 2008	3,892,841	$3,893	$18,668,652	$(20,296,277)	$(1,623,732)

Expense associated with vesting of stock options in 2009 (unaudited)			209,785		209,785
Net loss for the three months ended March 31, 2009 (unaudited)				(2,041,038)	(2,041,038)

Balance at March 31, 2009 (unaudited)	3,892,841	$3,893	$18,878,437	$(22,337,315)	$(3,454,985)

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASHFLOWS

(unaudited)

	Three Months Ended		From Inception on February 9, 1996 to
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(2,041,038)	$(1,988,031)	$(22,337,315)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	697	632	12,851
Issuance of common stock for services	––	60,071	1,036,178
Issuance of options and warrants for services	209,785	157,480	2,999,109
Amortization of debt discount	744,886	674,281	4,667,801
Amortization of debt issuance costs	304,172	275,341	1,716,455
Payments for investor relations activities from restricted cash	––	99,074	250,000
Write-off of patent and licenses	––	––	63,963
Warrant issuance costs associated with conversion of convertible notes payable	––	––	190,846
Loss on induced conversion of convertible debt	––	––	139,269
Conversion of debt into equity			275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	490	(1,784)	(29,885)
Deposits	––	––	(800)
Accounts payable & accrued expenses	(234,500)	(41,324)	273,767
Obligation to issue stock	83,158	(40,230)	––
Accrued clinical expenses	8,225	(4,943)	11,226

Net cash used in operating activities	(924,125)	(809,433)	(10,730,608)

Cash flows from investing activities:
Payments to acquire property and equipment	––	(2,119)	(19,105)
Payments to develop patents	––	––	(49,104)
Net cash used in investing activities	––	(2,119)	(68,209)

Cash flows from financing activities:
Net proceeds from sale of common stock	––	––	5,671,987
Proceeds from exercise of options	––	––	175
Proceeds from exercise of warrants	––	––	9,000
Proceeds from issuance of notes payable	––	––	136,420
Proceeds from issuance of convertible notes	––	––	6,500,000
Costs of debt issuance	––	––	(684,238)
Payments on notes payable	(9,980)	(6,748)	(222,811)
Restricted cash for equity to be issued	––	––	(267,165)
Proceeds from private offering of stock subscription	––	––	267,165
Proceeds from notes payable, related party	––	––	6,545
Payments on notes payable, related party	––	––	(6,545)
Net cash provided by financing activities	(9,980)	(6,748)	11,410,533

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASHFLOWS (CONTINUED)

(unaudited)

			From Inception on February 9,
	Three Months Ended		1996 to
	March 31,		March 31,
	2009	2009	2009
Net increase (decrease) in cash and cash equivalents	(934,105)	(818,300)	611,716
Cash and cash equivalents at beginning of period	1,545,821	4,417,481	––

Cash and cash equivalents at end of period	$611,716	$3,599,181	$611,716

Supplemental disclosure of cash flow information:
Interest paid	$147,902	$147,846	$149,300
Income taxes paid	––	$2,548	$4,859

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for patents and licenses	––	––	$93,009
Issuance of options and warrants for services	––	––	$1,806,309
Conversion of convertible notes payable and accrued interest into common stock	––	––	$1,545,805
Expense associated with induced conversion of debt	––	––	$218,575

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.

Description of Company and Basis of Preparation

Cordex Pharma, Inc. (“Cordex”) is an emerging biopharmaceutical company incorporated in Nevada and based in La Jolla, California that carries out operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Cordex and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of new cardiovascular and pulmonary diagnostic and therapeutic products based upon recent advances in the pharmacology of adenosine triphosphate (ATP) and nitric oxide (NO). These two molecules play critical roles in cellular metabolism and signal transduction throughout the body, Their manipulation by pharmacologuical agents constitute novel therapeutic modalities for the treatment of cardiovascular and pulmonary disorders. The Company is developing a portfolio of investigational drugs, two of which are in late stages of clinical testing.

Cordex was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger, in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities formed solely to facilitate the merger. Duska Scientific was the surviving corporation in this merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As a part of the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Subsequently, the Company relocated its corporate offices to La Jolla, CA and renamed itself Cordex Pharma, Inc. Cordex has not conducted any business other than the Company’s business of developing new medical products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at March 31, 2009 of approximately $22.3 million. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management plans to meet its operating cash flow requirements using cash on hand. The Company expects it will have sufficient resources to fund its planned operations only into the third quarter of 2009. Additional capital will be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations, especially if anticipated costs exceed expectations, or if the Company increases the pace of its development activities. If additional funds are needed beyond what the Company might receive from the exercise of warrants to purchase common stock and the potential conversion of its outstanding convertible debt, the Company would seek additional capital through sales of equity and debt securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company might also consider the sale of certain intellectual property assets, or the sale or merger of the business.

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

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2008, is derived from audited statements included in the Company’s Form 10-K filed with the SEC on March 31, 2009. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.

Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 60,252,341 and 59,264,669 shares at March 31, 2009 and 2008, respectively.

3.

Other Assets

In connection with the sale of $5.9 million of secured convertible notes, the Company paid expenses of $684,237 and issued warrants with fair value of $1,663,758. These total issuance costs of $2,347,996 are being amortized to interest expense over the life of the notes using the interest method. During the three months ended March 31, 2009 and 2008, the Company recognized amortization expense of debt issuance costs of $304,172 and $275,341.

4.

Convertible Notes

Convertible notes consist of $5,900,000 of Secured Convertible Notes, which are due on September 26, 2009, net of debt discount of $1,546,579. Because the notes mature in less than twelve months, they are shown as current liabilities in the accompanying balance sheet as of March 31, 2009. Interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $0.40 per share.

Debt discount arose as a result of the beneficial conversion option on the notes, and the fair value attributed to the detachable warrants included with the notes. This discount is being amortized to interest expense over the life of the notes.

5.

Stockholders’ Equity

Pursuant to its agreement with Cato Holding Company. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase III clinical trials of ATPace™, the Company has recognized an obligation to issue 115,225 shares of its common stock, valued at fair value of $55,158. In addition, the Company entered a consulting agreement in the first quarter of 2009, under which it agreed to pay 70,000 shares of its common stock, valued at fair value of $28,000.

6.

Stock-Based Compensation

During the three months ended March 31, 2009, no options were exercised, cancelled, or expired. As of March 31, 2009, options for 766,833 shares have not yet vested, and the related expense of $285,933 has not been recognized in expense for those awards. Of these unvested options, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, for which the related fair value is $80,710.

During the three months ended March 31, 2009, 300,000 options were granted to six directors, and vested immediately. The options were valued using a Black-Scholes model.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options and warrants. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended March 31, 2008
Weighted average fair value at date of grant for options granted during the period	$0.39
Risk-free interest rate	2.42%
Expected stock price volatility	168%
Expected dividend yield	0.0%

The Company based its estimate of expected stock price volatility on the average weekly price movement since August, 2004. Given the Company’s limited history with stock options, the Company’s estimate of expected term is based on the contract term of seven years.

Options for 398,611 and 376,971 shares vested during the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, $166,337 and $157,480 was recorded for stock-based compensation expense.

7.

Income Taxes

Income tax expense was $0 for the three months ended March 31, 2009 and 2008. As of January 1, 2009, we had no unrecognized tax benefits and, accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2009, and there was no accrual for uncertain tax positions as of March 31, 2009.

There is no income tax benefit for the net loss for the three months ended March 31, 2009 and 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

8.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. The Company adopted this Statement on January 1, 2009, but since none of the outstanding warrants can be cash-settled, APB 14-1 is not applicable.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted the EITF guidance as of January 1, 2009, and was not required to reclassify any of its instruments or embedded features as liabilities.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP did not have an effect on the Company's financial reporting.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

Item 2. –– Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 19 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

On August 30, 2004, we completed a merger in which Duska Scientific Co. (“Duska Scientific”), through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in very limited landscaping and irrigation operations). In connection with the merger, we changed our name to “Duska Therapeutics, Inc.”, replaced our officers and directors with those of Duska Scientific, ceased our landscaping business and moved our offices to Bala Cynwyd, Pennsylvania. In November, 2007, we moved our main offices to La Jolla, California, and in December, 2008 we changed our name to Cordex Pharma, Inc. We currently do not plan to conduct any business other than the business that Duska Scientific has conducted since its organization. Duska Scientific is a development stage company that has at this time a portfolio of two current product candidates and two proposed product candidates that are in various early stages of development. We have not generated any revenues to date. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed product candidates are approved for marketing, if ever, and generate any revenues.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008. See our Note 1 in our unaudited consolidated financial statements for the three months ended March 31, 2009, as set forth herein.

Results of Operations

We recorded net losses of $2,041,038 and $1,988,031 for the three months ended March 31, 2009 and 2008, respectively. Our net loss increased primarily as a result of an increase in research and development expense and offset to an extent by a decrease in general and administrative expenses.

General and administrative expenses were $418,710 and $738,711 during the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses consist principally of officers’ salaries, stock-based compensation expense, legal and accounting fees, insurance premiums, and facilities costs. The lower cost in the three months of 2009 resulted from the absence in 2009 of the registration rights expense recorded in the three months ended March 31, 2008.

Research and development expenses were $426,624 and $172,731 during the three months ended March 31, 2009 and 2008. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and ATPotent™. The increase to 2009 from 2008 is due to costs related to the preparation of an SPA for the Phase III clinical trials for ATPace™, and preparing for Phase II clinical trials of CDP-1050.

Interest income was $1,256 and $24,219 during the three months ended March 31, 2009 and 2008. The variance generally corresponds to fluctuating cash balances. For the three months ended March 31, 2009 and 2008, we paid $147,902 and $147,846 of interest expense, and incurred $1,049,058 and $952,962 of amortization expense related to the debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $611,716, compared to $1,545,821 at December 31, 2008. Working capital was a negative $4,093,580 at March 31, 2009, compared to negative working capital of $2,567,196 at December 31, 2008, as a result of reclassification of the convertible notes to a current liability since the notes mature in less than 12 months, and the amortization of debt discount on the notes, and our decreasing cash balance. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.3 million of equity securities and convertible debt issues.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the three months ended March 31, 2009, our cash used in operating activities was $924,125. The primary differences between the net loss of $2,041,038 and operating cash flow are noncash charges of $209,785 for options and warrants issued for services, $744,886 for amortization of debt discount and $304,172 of amortization of debt issuance costs.

Based on our current plan of operations and the cash remaining from the closing of a private offering of convertible securities in 2007, we believe that our current and anticipated cash balances will be sufficient to fund general operating expenditures only into the third quarter of 2009. We currently do not anticipate having sufficient cash to repay the notes when they mature in September, 2009. In April, 2009, the Company began negotiations with its secured noteholders to extend the maturity date of its convertible notes and make other changes to its capital structure in order to facilitate raising additional capital. These negotiations are continuing.

In addition, the estimated costs of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates could be substantially greater than we anticipated and the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants to purchase 44.7 million shares might not be sufficient. In addition, our cash that we anticipated may be generated from the exercise of outstanding warrants may be less than we anticipated, if there is any at all, because most of our warrants contain a cashless exercise feature. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. In order for us to continue in existence, we must obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether or file for bankruptcy. We may also seek to sell certain of our assets or sell our company, if we cannot obtain the funds needed.

As of March 31, 2009, we had an accumulated deficit of approximately $22.3 million. Our ability to continue our operations as a going concern is subject to our ability to obtain potentially required additional capital, if needed, to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so.

As of March 31, 2009, we had short-term debt obligations with a face value of $5,900,000 maturing in September 2009, no capital lease obligations, no operating lease obligations, and no material purchase obligations.

We do not believe that inflation has had a material impact on our business or operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, other than those disclosed above.

Item 4T. –– Controls and Procedures

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

As of March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-- OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Risks Related To Our Business

We have never generated any revenues, have a history of losses, expect significant future losses and cannot assure you that we will ever become or remain profitable, and as a result, we may have to cease operations and liquidate our business.

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the nine month periods ended March 31, 2009 and 2008, we had net losses of approximately $2,041,038 and $1,988,031, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

Our current and proposed product candidates remain subject to significant uncertainty.

All of our current and proposed product candidates are in various stages of development, have never generated any sales and require extensive testing before commercialization. We only have two full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biopharmaceuticals. There can be no assurance that we will be able to satisfactorily develop our technologies or market our current or proposed product candidates so that they will generate revenues. The successful development of our product candidates is subject to the risk that we may not be able to:

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

Of the two drug candidates slated for further clinical trials in 2009, the first, ATPace™ found in its Phase II clinical trial that the rate of patient enrollment was slower than we had originally anticipated, and suspended the enrollment of patients into the trial before reaching the total number specified in the Phase II protocol. Subsequently, we have decided to change the proposed claim of ATPace™ from diagnostic to therapeutic and to pursue marketing approval for the product under section 505(b)(2) of the FDA.  While the FDA has allowed us to pursue this pathway and has approved a SPA for a Phase III clinical trial for ATPace™, there can be no assurance that the FDA will not ask us to amend the protocol in a way that would increase the costs of the trial and/or that we will be able to fully enroll the number of patients required by the protocol in a timely fashion.

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

In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. In January, 2009, the Company entered an arrangement with our contract research organization (CRO) in which up to 20% of the first $1 million of their fees for work on the Phase III clinical trials for ATPace could be paid in stock instead of cash. Pursuant to this arrangement, we have directed our stock transfer agent to issue to the CRO 115,225 of the 400,000 shares of common stock held in escrow under this arrangement. We also directed our stock transfer agent to issue 70,000 shares of common stock to a consultant who is assisting us with raising additional capital.

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

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.4 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. The estimated cost of completing the development of our current and proposed product candidates and of obtaining marketing approval for these products may be substantially greater than the amount of funds we currently have available. We believe that our cash balances will be sufficient to fund our planned level of operations only into the third quarter of 2009. In order for us to continue in existence, we will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us, such as the technology we received in our recent licensing agreement with Duke in June, 2008.. Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA including additional clinical trials and costs associated with meeting these requirements. We will also incur substantial costs to develop ATPotent™, and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule that would be developed as a Vagonixen™ drug candidate, we may have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

In April 2008 we had a Type C meeting with the FDA to discuss the requirements for filing an NDA under Section 505 (b) (2) for ATPace™. Although we have received approval from the FDA for our SPA, there is no guarantee that the FDA will favorably consider an application under this section, and may require additional clinical trials with this product. In 2007 two pre-clinical studies sponsored by the Company have demonstrated beneficial effects of ATP (the active ingredient of ATPotent™) on normal and mal-functioning human and animal sperm manifested in improved motility parameters and increased rate of in vitro fertilization. Based on these studies we are planning on seeking marketing approval of this product as a device based on section 510k of the FDA. There are no assurances that the FDA would approve our pathway for approval and, therefore, we may encounter significant delays and additional costs in the development of ATPotent™. In case clinical trials would be required by the FDA, we may encounter further difficulties due to the nature or complexity of the protocol or for other unanticipated reasons. It will take at least several years before marketing approvals for ATPace™ and ATPotent™ are obtained, even if we can confirm the previously published data.

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

CORDEX PHARMA, INC.
(Registrant)

Date:	May 15, 2009	By:	/s/ WAYNE R. LORGUS
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