Form 10-Q
period 2009-06-30
Cordex Pharma, Inc.
filed 2009-08-14
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-33023

———————

CORDEX PHARMA, INC.

(Exact name of Registrant as specified in its charter)

———————

Nevada	86-0982792
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7660 Fay Avenue, Suite H-373
La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (267) 519-9682

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Number of shares of Cordex Pharma, Inc. Common Stock, $.001 par value, outstanding as of August 7, 2009: 4,078,066

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

5

Notes To Consolidated Financial Statements

7

Item 2.      Management’s Discussion and Analysis of Financial Condition And Results of Operations

11

Item 4.      Controls and Procedures

14

Item 4T.    Controls and Procedures

14

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

15

Item 1A.   Risk Factors

15

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.      Exhibits

18

Signatures

19

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$400,501	$1,545,822
Prepaid expenses & other current assets	18,175	30,374
Total current assets	418,676	1,576,196

Property and equipment, net	5,696	6,950

Other assets	320,501	936,513
Total assets	$744,873	$2,519,659

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$645,075	$508,267
Accrued interest payable	295,000	––
Accrued clinical and other expenses	32,174	3,000
Convertible notes payable, net of debt discount of $782,915 and 1,291,465	5,117,085	3,608,535
Notes payable	3,444	23,589
Total current liabilities	6,092,778	4,143,391

Commitments and contingencies	––	––

Stockholders' deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.001 par value, 50,000,000 shares authorized; 4,078,066 and 3,893,841 shares outstanding at June 30, 2009 and December 31, 2008	4,078	3,893
Additional paid-in capital	19,055,035	18,668,652
Deficit accumulated during the development stage	(24,407,018)	(20,296,277)

Total stockholders' deficit	(5,347,905)	(1,623,732)
Total liabilities and stockholders' deficit	$744,873	$2,519,659

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					From Inception on
					February 9,
	Three Months Ended		Six Months Ended		1996 to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Revenues	$––	$––	$––	$––	$––

Operating expenses:
Research and development	507,024	506,138	933,647	678,869	6,257,116
General and administrative	340,049	186,551	758,760	925,262	9,362,218
	847,073	692,689	1,692,407	1,604,131	15,619,334

Loss from operations	(847,073)	(692,689)	(1,692,407)	(1,604,131)	(15,619,334)

Other income (expense)
Interest income	544	9,036	1,800	33,255	184,425
Interest expense	(147,669)	(147,795)	(295,571)	(298,942)	(1,361,369)
Amortization of debt discount and debt issuance costs	(1,075,505)	(973,559)	(2,124,563)	(1,923,220)	(7,392,165)
Loss on induced conversion of convertible debt	––	––	––	––	(218,575)
	(1,222,630)	(1,112,318)	(2,418,334)	(2,188,907)	(8,787,684)

Net loss	$(2,069,703)	$(1,805,007)	$(4,110,741)	$(3,793,038)	$(24,407,018)

Net loss per share - basic and diluted	$(0.51)	$(0.48)	$(1.04)	$(1.02)
Weighted average number of shares outstanding - basic and diluted	4,033,286	3,754,572	3,963,452	3,715,383

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity Deficit
For the period from February 9, 1996 (inception) to January 1, 1999 (restated for 1,000:1 stock split and stock split up effected in the form of a dividend and 3:1 stock split)	––	$––	$––	$––	$––
Issuance of stock for services in October 1999	189,480	189	30,493	––	30,682
Issuance of stock for cash in October 1999	375,000	375	24,625	––	25,000
Issuance of common stock for patents and licenses in November 1999	11,520	12	756	––	768
Issuance of stock for patent assignments and licenses from related parties in November 1999	24,000	24	14,067	––	14,091
Net loss for the year ended December 31, 1999	––	––	––	(50,222)	(50,222)

Balance at December 31, 1999	600,000	600	69,941	(50,222)	20,319
Issuance of stock for cash in June 2000	8,400	9	174,991	––	175,000
Issuance of stock for cash in October 2000	5,250	5	174,995	––	175,000
Net loss for the year ended December 31, 2000	––	––	––	(46,505)	(46,505)

Balance at December 31, 2000	613,650	614	419,927	(96,727)	323,814
Issuance of stock for cash in November 2001	49,200	49	1,003,263	––	1,003,312
Net loss for the year ended December 31, 2001	––	––	––	(337,267)	(337,267)

Balance at December 31, 2001	662,850	663	1,423,190	(433,994)	989,859
Net loss for the year ended December 31, 2002	––	––	––	(871,724)	(871,724)

Balance at December 31, 2002	662,850	663	1,423,190	(1,305,718)	118,135
Net loss for the year ended December 31, 2003	––	––	––	(798,514)	(798,514)

Balance at December 31, 2003	662,850	663	1,423,190	(2,104,232)	(680,379)

Issuance of common stock for cash in March and April 2004, net of offering costs of $31,850	13,500	13	238,137	––	238,150
Conversion of convertible notes payable and accrued interest in March 2004	26,665	27	555,499	––	555,526
Warrant issuance costs associated with conversion of convertible notes payable	––	––	190,846	––	190,846
Issuance of common stock for cash in August 2004, net of offering costs of $304,140	183,375	183	3,363,177	––	3,363,360
Shares issued to Shiprock, Inc. in the reorganization on August 27, 2004	70,000	70	(70)	––	––
Issuance of warrants for services in November 2004			43,683	––	43,683
Net loss for the year ended December 31, 2004	––	––	––	(1,560,835)	(1,560,835)

Balance at December 31, 2004	956,390	956	5,814,462	(3,665,067)	2,150,351

Issuance of stock for services in March 2005	6,652	7	133,039	––	133,046
Issuance of stock for services in May 2005	3,514	4	70,277	––	70,281
Issuance stock for licenses and patents in June 2005	1,250	1	31,249	––	31,250
Issuance of stock for services in June 2005	2,342	2	46,852	––	46,854
Issuance of warrants for services in October 2005	––	––	485,000	––	485,000
Issuance of stock for services in December 2005	6,533	7	130,641	––	130,648
Expense associated with vesting of stock options during 2005	––		25,255		25,255
Net loss for the year ended December 31, 2005	––	––	––	(2,759,774)	(2,759,774)

Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(continued)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	––	––	80,462	––	80,462
Issuance of warrants for services in February 2006	––	––	301,737	––	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	––	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	––	57,917
Exercise of warrants in May 2006	45,000	45	8,955	––	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	––	––	200,000	––	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	––	––	14,380	––	14,380
Net loss for the year ended December 31, 2006	––	––	––	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt	636,999	637	609,031	––	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	––	320,000
Issuance of shares for rounding on reverse split	29,855	30	(30)	––	––
Expense associated with vesting of stock options during 2007	-	-	1,015,534		1,015,534
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discoount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	––	––	––	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	$3,640	$17,727,256	$(12,325,813)	$5,405,083

Shares issued for services in February, 2008	42,215	42	19,799		19,841
Shares issued for services in March, 2008	73,149	73	40,157		40,230
Warrants issued for services in May, 2008			22,346		22,346
Shares issued from escrow in June, 2008			27,867		27,867
Cancellation of escrow shares	(1,670)	(1)	––		(1)
Shares issued for services in August, 2008	39,499	39	17,954		17,993
Shares issued for licensing in August, 2008	100,000	100	46,900		47,000
Warrants issued for services in October, 2008			205,665		205,665
Expense associated with vesting of stock options during 2008			560,708		560,708
Net loss for the twelve months ended December 31, 2008				(7,970,464)	(7,970,464)

Balance at December 31, 2008	3,892,841	$3,893	$18,668,652	$(20,296,277)	$(1,623,732)

Shares issued for services in April, 2009	185,225	185	85,427		85,612
Expense associated with vesting of stock options in 2009 (unaudited)			300,956		300,956
Net loss for the six months ended June 30, 2009 (unaudited)				(4,110,741)	(4,110,741)

Balance at June 30, 2009 (unaudited)	4,078,066	$4,078	$19,055,035	$(24,407,018)	$(5,347,905)

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended		From Inception on February 9,
	June 30,		1996 to June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,110,741)	$(3,793,038)	$(24,407,018)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,254	1,264	13,409
Issuance of common stock for services	85,612	87,938	1,038,632
Issuance of options and warrants for services	300,955	332,367	3,090,280
Amortization of debt discount	1,508,550	1,365,560	5,431,465
Amortization of debt issuance costs	616,013	557,622	2,028,295
Payments for investor relations activities from restricted cash	––	166,916	250,000
Write-off of patent and licenses	––	––	63,963
Warrant issuance costs associated with conversion of convertible notes payable	––	––	190,846
Loss on induced conversion of convertible debt	––	––	139,269
Conversion of debt into equity			275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	12,199	11,883	(18,175)
Deposits	––	––	(800)
Accounts payable & accrued expenses	460,982	(43,446)	972,249
Obligation to issue common stock		(21,097)
Net cash used in operating activities	(1,125,176)	(1,334,031)	(10,931,658)

Cash flows from investing activities:
Payments to acquire property and equipment	––	(2,119)	(19,105)
Payments to develop patents	––	––	(49,104)
Net cash used in investing activities	––	(2,119)	(68,209)

Cash flows from financing activities:
Net proceeds from sale of common stock	––	––	5,671,987
Proceeds from exercise of options	––	––	175
Proceeds from exercise of warrants	––	––	9,000
Proceeds from issuance of notes payable	––	––	136,420
Proceeds from issuance of convertible notes	––	––	6,500,000
Costs of debt issuance	––	––	(684,238)
Payments on notes payable	(20,145)	(13,654)	(232,976)
Restricted cash for equity to be issued	––	––	(267,165)
Proceeds from private offering of stock subscription	––	––	267,165
Proceeds from notes payable, related party	––	––	6,545
Payments on notes payable, related party	––	––	(6,545)
Net cash provided by financing activities	(20,145)	(13,654)	11,400,368

Net increase (decrease) in cash and cash equivalents	(1,145,321)	(1,349,804)	400,501
Cash and cash equivalents at beginning of period	1,545,822	4,417,481	––
Cash and cash equivalents at end of period	$400,501	$3,067,677	$400,501

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	Six Months Ended		From Inception on February 9,
	June 30,		1996 to June 30,
	2009	2008	2009
Supplemental disclosure of cash flow information:
Interest paid	$571	$295,639	$1,969
Income taxes paid	––	––	$4,859
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for patents and licenses	––	––	$93,009
Conversion of convertible notes payable and accrued interest into common stock	––	––	$1,545,805

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.

Description of Company and Basis of Preparation

Cordex Pharma, Inc. (“Cordex”) is a biopharmaceutical company incorporated in Nevada and based in La Jolla, California that carries out operations through its wholly owned subsidiary, Duska Scientific Co., a Delaware corporation (“Duska Scientific”). Reference herein to “the Company” includes both Cordex and Duska Scientific, unless the context indicates otherwise. The Company focuses on the development of new cardiovascular and pulmonary diagnostic and therapeutic products based upon the pharmacology of adenosine triphosphate (ATP) and nitric oxide (NO) which play critical roles in cellular metabolism and signal transduction throughout the body, Their manipulation of ATP and NO signal transduction pathways by pharmacologuical agents constitute novel therapeutic modalities for the treatment of cardiovascular and pulmonary disorders, among others. The Company is developing a portfolio of investigational drugs, two of which are in late stages of clinical testing.

Cordex was originally incorporated under the laws of Nevada as Shiprock, Inc. (“Shiprock”). Prior to August 2004, Shiprock was engaged in very limited landscaping and irrigation operations. On August 30, 2004, Shiprock completed the acquisition of Duska Scientific (the “Reorganization”) through a reverse triangular merger, in which Duska Scientific merged with Shiprock Subsidiary, Inc., a wholly owned subsidiary of Shiprock with no assets or liabilities that had been formed solely to facilitate the merger. Duska Scientific was the surviving corporation in this merger and became a wholly owned subsidiary of Shiprock. For accounting purposes, Duska Scientific is deemed to be the acquiring corporation. As a part of the Reorganization, Shiprock changed its name to “Duska Therapeutics, Inc.,” replaced its officers and directors with those of Duska Scientific, ceased its landscaping and irrigation business, and moved its offices to Bala Cynwyd, Pennsylvania. Subsequently, the Company relocated its corporate offices to La Jolla, CA and renamed itself Cordex Pharma, Inc. Cordex has not conducted any business other than the Company’s business of developing new medical products for the diagnosis or treatment of human diseases.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at June 30, 2009 of approximately $24.4 million. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its drug candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plan

Management will not be able to meet its operating cash flow requirements using cash on hand. The Company expects it will run out of cash in the third quarter of 2009. The Company has not paid the interest due on its Convertible Secured Notes since December 31, 2008 and the Convertible Secured Notes mature on September 30, 2009. We currently do not have the funds necessary to pay the accrued interest or the principal amount outstanding of the notes nor do we have a commitment for the provision of any financing for such purposes. Additional capital will be required to fund the Company’s operations until such time, if ever, as the Company’s income can sustain its operations, especially if anticipated costs exceed expectations, or if the Company increases the pace of its development activities. The Company is currently seeking additional capital through sales of equity and/or debt securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company might also consider the sale of certain intellectual property assets, or the sale or merger of the Company.

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

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at June 30, 2009 and for the three- and six-month periods ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2008, is derived from audited statements included in the Company’s Form 10-K filed with the SEC on March 31, 2009. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.

Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 5,917,462 and 6,925,401 shares at June 30, 2009 and 2008, respectively.

3.

Other Assets

In connection with the sale of $5.9 million of secured convertible notes, the Company paid expenses of $684,237 and issued warrants with fair value of $1,663,758. These total issuance costs of $2,347,996 are being amortized to interest expense over the life of the notes using the interest method. During the three and six months ended June 30, 2009 and 2008, the Company recognized amortization expense of debt issuance costs of $311,840, $282,281, $616,012 and $557,662, respectively.

4.

Convertible Notes

Convertible notes consist of $5,900,000 of Secured Convertible Notes, which are due on September 26, 2009, net of debt discount of $782,915. Because the notes mature in less than twelve months, they are shown as current liabilities in the accompanying balance sheet as of June 30, 2009. Interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes is $0.40 per share. Interest has been accrued but not been paid for the quarters ended March 31, 2009 and June 30, 2009, as negotiations continue with the note holders on restructuring the terms of the Notes.

The Convertible Notes contain certain covenants to which the Company must adhere to while the Convertible Notes are outstanding, including restrictions on incurring additional indebtedness, merging with another company, or paying dividends. Defaults under the note include failure to pay interest or liquidated damages when due, failure to perform any covenant, suspension of trading in the Company’s stock, or failure to maintain the registration statement. In the event of a default, the holders may at any time at their option, declare the entire principal balance of the Note together with interest accrued thereon due. In connection with the issuance of the notes, the Company executed a Security Agreement pursuant to which it granted a security interest and lien on all of its assets, and a Patent, Trademark and Copyright Security Agreement pursuant to which it granted a security interest and lien on its patents, trademarks, goodwill and copyrights. The liens will terminate when the note and all amounts due in connection with the note are satisfied.

Debt discount arose as a result of the beneficial conversion option on the notes, and the fair value attributed to the detachable warrants included with the notes. This discount is being amortized to interest expense over the life of the notes. During the three and six months ended June 30, 2009 and 2008, debt discount amortization amounted to $763,664, $691,278, $1,508,551, and $1,365,558.

5.

Stockholders’ Equity

Pursuant to its agreement dated January 22, 2009, with Cato Holding Company. (“Cato”) under which Cato agreed to provide clinical research management and regulatory affairs support for the Phase III clinical trials of ATPace™, the Company has recognized issued 115,225 shares of its common stock, valued at fair value of $57,612. Not included in the total of issued and outstanding shares at June 30, 2009 are the 284,775 shares held by the company under this agreement. In addition, the Company entered a consulting agreement in the first quarter of 2009, under which it issued 70,000 shares of its common stock, valued at fair value of $28,000.

6.

Stock-Based Compensation

During the three months ended June 30, 2009, no options were exercised, cancelled, or expired, and 8,750 options were granted. As of June 30, 2009, options for 572,389 shares have not yet vested, and the unrecognized expense is $361,014 for those awards. Of these unvested options, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, for which the related fair value is $80,710.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options and warrants.

Six Months Ended June 30, 2009
Weighted average fair value at date of grant for options granted during the period	$0.38
Risk-free interest rate	2.45%
Expected stock price volatility	168%
Expected dividend yield	0.0%

Options for 71,250 and 376,971 shares vested during the three months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, $47,723 and $156,674 was recorded for stock-based compensation expense. For the six months ended June 30, 2009 and 2008, $300,956 and $314,578 was recognized in expense for stock-based compensation.

7.

Income Taxes

Income tax expense was $0 for the three months ended June 30, 2009 and 2008. As of January 1, 2009, we had no unrecognized tax benefits and, accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2009, and there was no accrual for uncertain tax positions as of June 30, 2009.

There is no income tax benefit for the net loss for the three and six months ended June 30, 2009 and 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

8.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements. Subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009 and since it only impacts disclosure it had no impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting. On June 30, 2009, the FASB issued Accounting Standards Update 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. Neither of these Accounting Standards Updates pertain to the types of transactions in which the Company engages.

Item 2. -- Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 15 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008, except as noted below. See our Note 1 in our unaudited consolidated financial statements for the three months ended June 30, 2009, as set forth herein. I think you could just refer to these and not restate them.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements. Subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009 and since it only impacts disclosure it had no impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting. On June 30, 2009, the FASB issued Accounting Standards Update 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. Neither of these Accounting Standards Updates pertain to the types of transactions in which the Company engages.

Results of Operations

We recorded net losses of $2,069,703 and $1,805,007, respectively for the three months ended June 30, 2009 and 2008, and net losses of $4,110,741 and $3,793,038, respectively, for the six months ended June 30, 2009 and 2008. Our net loss in the six month period ended June 30 this year increased over the same period last year primarily as a result of an significant increase in research and development expense related to development work on our lead drug candidate, ATPace™ and our heart failure drug, CDP-1050, an increase in amortization of debt discount and debt issuance costs, offset by a decrease in general and administrative expenses in the six month periods, and to a lesser extent, a decrease in interest expense.

General and administrative expenses were $340,049 and $186,551 during the three months ended June 30, 2009 and 2008, respectively, and $758,760 and $925,262, respectively, in the six month periods ended June 30, 2009 and 2008. General and administrative expenses consist principally of officers’ salaries, stock-based compensation expense, legal and accounting fees, insurance premiums, and facilities costs. The lower cost in the three month period ending in June of 2008 resulted from the absence in the same period in 2009 of the reversal of registration rights penalties recognized in the three months ended June 30, 2008.

Research and development expenses were $507,024 and $506,138 during the three months ended June 30, 2009 and 2008, and $933,647 and $678,869, respectively, for the six months ended June 30, 2009 and 2008. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and CDP-1050. The increase to 2009 from 2008 is due to costs related to the preparation of an SPA for the Phase III clinical trials for ATPace™, and preparing for Phase II clinical trials of CDP-1050.

Interest income was $544 and $9,036, respectively, during the three months ended June 30, 2009 and 2008, and $1,800 and $33,255, respectively for the six months ended June 30, 2009 and 2008. The variance generally corresponds to decreasing cash balances and lower interest rates in 2009. For the three months ended June 30, 2009 and 2008, we accrued $147,669 and $147,795 of interest expense, and incurred $1,075,505 and $973,559 of amortization expense related to the debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007. For the six months ended June 30, 2009 and 2008, we accrued $295,517 and $298,942 of interest expense, and incurred $2,124,563 and $1,923,220 of amortization expense related to the debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $400,501, compared to $1,545,822 at December 31, 2008. Working capital was a negative $5,674,102 at June 30, 2009, compared to negative working capital of $2,567,195 at December 31, 2008, primarily as a result of reclassification of the convertible notes to a current liability due to their maturity date within the next 12 months, the amortization of debt discount on the notes, and our decreasing cash balance. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.3 million of equity securities and convertible debt issues.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the six months ended June 30, 2009, our cash used in operating activities was $1,125,176. The primary differences between the net loss of $4,110,741 and operating cash flow are noncash charges of $386,567 for options and warrants issued for services, $1,508,550 for amortization of debt discount and $616,013 of amortization of debt issuance costs. In addition, accounts payable and accrued expenses increased $460,982.

Based on our current plan of operations and the cash remaining from the closing of a private offering of convertible securities in 2007, we believe that our current cash balances will run out in the third quarter of 2009. We currently do not have sufficient cash to repay the notes when they mature in September, 2009, and we have not paid interest on the notes since December 31, 2008. In April, 2009, the Company began negotiations with its secured note holders to extend the maturity date of the convertible notes and make other changes to the Company’s capital structure in order to facilitate raising additional capital. These negotiations are continuing and no assurance can be given that such an extension will be obtained. If the negotiations are not successful and the note holders were to exercise their rights under the notes, they could foreclose on our assets.

In addition, the estimated costs of completing the development of our current and proposed drug candidates and of obtaining all required regulatory approvals to market them could be substantially greater than what we have anticipated and the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants to purchase 44.7 million shares will not be sufficient. In addition, the cash that we anticipated may be generated from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all, because most of our warrants contain a cashless exercise feature. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether or file for bankruptcy. We may also seek to sell certain of our assets or sell our company, if we cannot obtain the funds needed.

As of June 30, 2009, we had an accumulated deficit of approximately $24.4 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so.

As of June 30, 2009, we had short-term debt obligations with a face value of $5,903,444 maturing in September 2009, no capital lease obligations, no operating lease obligations, and no material purchase obligations.

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

Item 4 - Controls and Procedures

Item 4T -- Controls and Procedures

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

As of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the six month periods ended June 30, 2009 and 2008, we had net losses of approximately $4,110,741 and $3,793,038, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

We do not have sufficient funds to pay our current obligations, nor the secured notes when they become due in September, 2009. Our negotiations with the secured note holders to extend the maturity date of their secured convertible notes and make other changes to its capital structure in order to facilitate raising additional capital have not been successful. If we cannot extend the maturity date of the secured convertible notes or raise additional capital, we may need to suspend operations or the note holders may foreclose upon our assets.

At June 30, 2009, our cash on hand was $400,501 and our trade accounts payable were $645,075. We have not paid interest on our secured convertible notes since December, 2008. Our secured convertible notes with a face amount of $5,900,000 come due on September 26, 2009. We currently do not have the funds necessary to pay the accrued interest or the principal amount outstanding of the notes nor do we have a commitment for the provision of any financing for such purposes. The notes are secured by all of the assets of the Company, primarily our intellectual property. Because we have not paid the cash interest due March 31 and June 30, 2009, the note holders could declare the notes in default at any time. If we cannot pay the notes when due, the note holders could declare the notes in default and may seize the assets of the Company, and we would be forced to suspend all operations and drug development work.

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

Of the two drug candidates slated for further clinical trials in 2009, the first, ATPace™ was in its Phase II clinical trial when we determined that the rate of patient enrollment was slower than we had originally anticipated, therefore, we suspended the enrollment of patients into the trial before reaching the total number specified in the Phase II protocol. Subsequently, we have decided to change the proposed claim of ATPace™ from diagnostic to therapeutic and to pursue marketing approval for the product under section 505(b)(2) of the FDA.  While the FDA has allowed us to pursue this pathway and has approved the protocol of a Phase IIIb clinical trial for ATPace™ under Special Protocol Assessment procedure (SPA), there can be no assurance that the FDA will not ask us to amend the protocol in a way that would increase the costs of the trial and/or that we will be able to fully enroll the number of patients required by the protocol in a timely fashion.

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

In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. In January, 2009, the Company entered an arrangement with our contract research organization (CRO) in which up to 20% of the first $1 million of their fees for work on the Phase III clinical trials for ATPace™ could be paid in stock instead of cash. Pursuant to this arrangement, we have directed our stock transfer agent to issue to the CRO 115,225 of the 400,000 shares of common stock held in escrow under this arrangement. We also directed our stock transfer agent to issue 70,000 shares of common stock to a consultant who is assisting us with raising additional capital. Any additional capital we raise will be subject to payment of placement agent fees and the issuance of additional warrants.

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

Some of our current product candidates are based on either a diagnostic or therapeutic indication for ATP. Although the FDA has approved two formulations of adenosine, the product of ATP’s degradation in the body, that are currently being sold by other companies as drugs for diagnostic and therapeutic indications, the FDA has not to date approved any product in which ATP is the active ingredient. Thus, we may encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval from the FDA for our current ATP-based product candidates, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our product candidates.

Regarding the development of ATPotent™ we have licensed the right to market the drug in EU countries and Ukraine and Russia to a third party, which is planning to commence a proof of concept study in Itlay later this year. We are not going to pursue an approval by the FDA until the aforementioned trial is completed. There is no guarantee that this trial would be successful and/or the FDA would allow us to use data obtained in the trial to support an NDA. In addition, the FDA ultimately could require us to carry out additional clinical trials that could be more difficult, expensive and time-consuming. Our pre-clinical studies of ATPotent™ were conducted at the University of Pennsylvania without compliance with the FDA’s good laboratory practices, and there can be no assurance that the data generated from these studies will be accepted by the FDA should we seek to include this data in any FDA filings for ATPotent™.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.4 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all because of our warrants which contain a cashless exercise feature. The estimated cost of completing the development of our current and proposed product candidates and of obtaining marketing approval for these products is substantially greater than the amount of funds we currently have available. We believe that our cash balances will run out in the third quarter of 2009. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™ and to acquire and develop any new relevant technologies and product candidates that may become available to us, such as the technology we received in our recent licensing agreement with Duke in June, 2008 (CDP-1050). Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA including additional clinical trials and costs associated with meeting these requirements. We will also incur substantial costs to develop ATPotent™, and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule that would be developed as a Vagonixen™ drug candidate, we may have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether. The notes which mature on September 30, 2009 are secured by all of the assets of the Company, primarily our intellectual property and if the note holders are not paid on their maturity date, they may foreclose on our assets. In addition, certain of our licenses require minimum annual payments in order for us to maintain the license, which we will be unable to do without additional financing.

Because all of our current and proposed product candidates are at an early stage of development and have never been marketed, we do not know if any of our current and proposed product candidates will ever be approved for marketing, and any such approval will take at least several years to obtain.

We have not yet commenced clinical trials with any of our current or proposed product candidates other than ATPace™, nor, with the exception of the Phase I safety trial of ATPace™, have we confirmed any of the safety or efficacy claims made by our licensors or assignees of any of our product candidates. Regarding ATPace™, in April 2008 we had a Type C meeting with the FDA to discuss the requirements for filing an NDA under Section 505 (b) (2) for ATPace™. Although we have received approval from the FDA for our SPA, there is no guarantee that the FDA will favorably consider an application under this section, and may require additional clinical trials with this product.

Regarding ATPotent™, in case clinical trials would be required by the FDA, we may encounter further difficulties due to the nature or complexity of the protocol or for other unanticipated reasons. It will take at least several years before marketing approvals for ATPace™ and ATPotent™ are obtained, even if we can confirm the previously published data.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2009, the Company issued 115,225 shares of its common stock in lieu of cash payments to its contract research organization, and 70,000 shares of its common stock as compensation for assistance in identifying sources of additional capital. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to accredited investors, and all of the investors had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have net the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

CORDEX PHARMA, INC.
(Registrant)

Date:	August 14, 2009	By:	/s/ WAYNE R. LORGUS
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

20