Form 10-Q
period 2009-09-30
Cordex Pharma, Inc.
filed 2009-11-16
CIK 1127842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares of Cordex Pharma, Inc. Common Stock, $.001 par value, outstanding as of November 8, 2009: 4,078,066

CORDEX PHARMA, INC.

Form 10-Q

Table of Contents

PART I. – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Stockholders’ (Deficit)

3

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

7

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 4.       Controls and Procedures

15

Item 4T.     Controls and Procedures

15

PART II. – OTHER INFORMATION

Item 1.       Legal Proceedings

16

Item 1A.    Risk Factors

16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 6.       Exhibits

20

SIGNATURES

22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$155,862	$1,545,822
Prepaid expenses & other current assets	43,887	30,374

Total current assets	199,749	1,576,196

Property and equipment, net	5,197	6,950

Other assets	800	936,513

Total assets	$205,746	$2,519,659

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$603,639	$508,267
Accrued interest payable	581,282	––
Accrued clinical and other expenses	59,880	3,000
Convertible notes payable, net of debt discount of $0 and 1,291,465	7,375,000	3,608,535
Notes payable	––	23,589

Total current liabilities	8,619,801	4,143,391

Commitments and contingencies	––	––

Stockholders' deficit
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.001 par value, 125,000,000 shares authorized; 4,078,066 and 3,892,841 shares outstanding at September 30, 2009 and December 31, 2008	4,078	3,893
Additional paid-in capital	19,170,082	18,668,652
Deficit accumulated during the development stage	(27,588,215)	(20,296,277)

Total stockholders' deficit	(8,414,055)	(1,623,732)

Total liabilities and stockholders' deficit	$205,746	$2,519,659

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on February 9, 1996 to September 30,

	2009	2008	2009	2008	2009
Revenues	$––	$––	$––	$––	$––

Operating expenses:
Research and development	132,846	222,282	1,066,494	901,151	6,389,964
General and administrative	184,702	405,486	943,461	1,330,748	9,546,917
	317,548	627,768	2,009,955	2,231,899	15,936,881

Loss from operations	(317,548)	(627,768)	(2,009,955)	(2,231,899)	(15,936,881)

Other income (expense)
Interest income	259	6,996	2,059	40,251	184,684
Interest expense	(286,294)	(147,518)	(581,864)	(446,499)	(1,647,663)
Contractual adjustment of notes payable principal	(1,475,000)	––	(1,475,000)	––	(1,475,000)
Amortization of debt discount and debt issuance costs	(1,102,615)	(998,102)	(3,227,178)	(2,921,283)	(8,494,781)
Loss on induced conversion of convertible debt	––	––	––	––	(218,575)
	(2,863,650)	(1,138,624)	(5,281,983)	(3,327,531)	(11,651,335)

Net loss	$(3,181,198)	$(1,766,392)	$(7,291,938)	$(5,559,430)	$(27,588,216)

Net loss per share - basic and diluted	$(0.78)	$(0.47)	$(1.82)	$(1.49)
Weighted average number of shares outstanding - basic and diluted	4,078,066	3,785,752	4,002,076	3,739,045

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

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(continued)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance at December 31, 2005	976,681	977	6,736,775	(6,424,841)	312,911

Expenses associated with vesting of stock options during 2006	––	––	80,462	––	80,462
Issuance of warrants for services in February 2006	––	––	301,737	––	301,737
Issuance of stock in private placement in April 2006	26,000	26	129,974	––	130,000
Issuance of stock for services in June 2006	2,896	3	57,914	––	57,917
Exercise of warrants in May 2006	45,000	45	8,955	––	9,000
Debt discount on note and warrant purchase agreements issued in August and September 2006	––	––	200,000	––	200,000
Debt discount on note and warrant purchase agreements issued in December 2006	––	––	14,380	––	14,380
Net loss for the year ended December 31, 2006	––	––	––	(2,000,242)	(2,000,242)

Balance at December 31, 2006	1,050,577	1,051	7,530,197	(8,425,083)	(893,835)

Conversion of convertible debt	636,999	637	609,031	––	609,668
Issuance of common stock for cash February 2007	800,000	800	319,200	––	320,000
Issuance of shares for rounding on reverse split	29,855	30	(30)	––	––
Expense associated with vesting of stock options during 2007	-	-	1,015,534		1,015,534
Issuance of common stock and warrants in June 2007	807,217	807	241,358		242,165
Debt discoount on convertible notes issued in August and September 2007			6,000,000		6,000,000
Exercise of options in June 2007	175,000	175			175
Warrants issued for services in August and September 2007			1,940,706		1,940,706
Stock issued for services in December 2007	140,000	140	71,260		71,400
Net loss for the twelve months ended December 31, 2007	––	––	––	(3,900,730)	(3,900,730)

Balance at December 31, 2007	3,639,648	$3,640	$17,727,256	$(12,325,813)	$5,405,083

Shares issued for services in February, 2008	42,215	42	19,799		19,841
Shares issued for services in March, 2008	73,149	73	40,157		40,230
Warrants issued for services in May, 2008			22,346		22,346
Shares issued from escrow in June, 2008			27,867		27,867
Cancellation of escrow shares	(1,670)	(1)	––		(1)
Shares issued for services in August, 2008	39,499	39	17,954		17,993
Shares issued for licensing in August, 2008	100,000	100	46,900		47,000
Warrants issued for services in October, 2008			205,665		205,665
Expense associated with vesting of stock options during 2008			560,708		560,708
Net loss for the twelve months ended December 31, 2008				(7,970,464)	(7,970,464)

Balance at December 31, 2008	3,892,841	$3,893	$18,668,652	$(20,296,277)	$(1,623,732)

Shares issued for services in April, 2009	185,225	185	85,427		85,612
Expense associated with vesting of stock options in 2009 (unaudited)			416,003		416,003
Net loss for the six months ended September 30, 2009 (unaudited)				(7,291,938)	(7,291,938)

Balance at September 30, 2009 (unaudited)	4,078,066	$4,078	$19,170,082	$(27,588,215)	$(8,414,055)

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		From Inception on February 9, 1996 to September 30,

	2009	2008	2009
Cash flows from operating activities:
Net loss	$(7,291,938)	$(5,559,430)	$(27,588,216)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,754	1,896	13,908
Issuance of common stock for services	85,612	171,141	1,038,632
Issuance of options and warrants for services	416,003	470,828	3,205,328
Amortization of debt discount	2,291,465	2,074,265	6,214,380
Amortization of debt issuance costs	935,713	847,020	2,347,997
Contractual adjustment of notes payable principal	1,475,000		1,475,000
Payments for investor relations activities from restricted cash	––	196,057	250,000
Write-off of patent and licenses	––	––	63,963
Warrant issuance costs associated with conversion of convertible notes payable	––	––	190,846
Loss on induced conversion of convertible debt	––	––	139,269
Conversion of debt into equity			275,927
Changes in assets and liabilities
Prepaid expenses and other current assets	(13,514)	(11,056)	(43,887)
Deposits	-	1,500	(800)
Accounts payable & accrued expenses	733,534	(257,183)	1,244,801
Obligation to issue common stock		(68,097)
Net cash used in operating activities	(1,366,371)	(2,133,059)	(11,172,852)
Cash flows from investing activities:
Payments to acquire property and equipment	––	(2,119)	(19,105)
Payments to develop patents	––	––	(49,104)
Net cash used in investing activities	––	(2,119)	(68,209)
Cash flows from financing activities:
Net proceeds from sale of common stock	––	––	5,671,987
Proceeds from exercise of options	––	––	175
Proceeds from exercise of warrants	––	––	9,000
Proceeds from issuance of notes payable	––	36,668	136,420
Proceeds from issuance of convertible notes	––	––	6,500,000
Costs of debt issuance	––	––	(684,238)
Payments on notes payable	(23,589)	(15,991)	(236,421)
Restricted cash for equity to be issued	––	––	(267,165)
Proceeds from private offering of stock subscription	––	––	267,165
Proceeds from notes payable, related party	––	––	6,545
Payments on notes payable, related party		––	(6,545)
Net cash provided by financing activities	(23,589)	20,677	11,396,923
Net increase (decrease) in cash and cash equivalents	(1,389,960)	(2,114,501)	155,862
Cash and cash equivalents at beginning of period	1,545,822	4,417,481	––
Cash and cash equivalents at end of period	$155,862	$2,302,980	$155,862

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (continued)

	Nine Months Ended September 30,		From Inception on February 9, 1996 to September 30,

	2009	2008	2009
Supplemental disclosure of cash flow information:
Interest paid	$583	444,139	$1,410
Income taxes paid	––	––	$4,859

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock for patents and licenses	––	47,000	$93,009
Issuance of options and warrants for services	––	470,828	$1,806,309
Conversion of convertible notes payable and accrued
interest into common stock	––	––	$1,545,805
Expense associated with induced conversion of debt	––	––	$218,575

See accompanying notes to these consolidated financial statements.

CORDEX PHARMA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at September 30, 2009 of approximately $27.6 million. The Company has funded its activities to date exclusively from debt and equity financings. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its drug candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.

Management’s plan

Management will not be able to meet its operating cash flow requirements using cash on hand. The Company expects it will run out of cash in the fourth quarter of 2009. The Company has not paid the interest due on its Convertible Secured Notes since December 31, 2008 and the Convertible Secured Notes matured on September 30, 2009. Although the Maturity Date of the notes was extended until December 1, 2009, as a result of the Company’s inability to make payments of the principal amount and/or interest thereunder when due, the Holders had the right, at the Holder’s option, to require the Company to prepay all or a portion of this Note in cash at a price equal to the sum of (i) the greater of (A) one hundred and twenty five percent (125%) of the aggregate principal amount of this Note plus all accrued and unpaid interest and (B) the aggregate principal amount of this Note plus all accrued but unpaid interest thereon, divided by the Conversion Price on (x) the date the Prepayment Price (as defined below) is demanded or otherwise due or (y) the date the Prepayment Price is paid in full, whichever is less, multiplied by the daily volume weighted average price of the Common Stock on (x) the date the Prepayment Price is demanded or otherwise due, and (y) the date the Prepayment Price is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the Note and the warrants (the “Triggering Event Prepayment Price.” The agreement that extended the Maturity Date, among other things, increased the outstanding principal balance owed under the notes by one hundred and twenty five percent such that on the new Maturity Date the amount owed will be $7,375,000. We currently do not have the funds necessary to pay the accrued interest or the principal amount outstanding of the notes nor do we have a commitment for the provision of any financing for such purposes. Additional capital will be required to fund the Company’s operations until such time, if ever, as the

Company’s income can sustain its operations, especially if anticipated costs exceed expectations, or if the Company increases the pace of its development activities. The Company is currently seeking additional capital through sales of equity and/or debt securities and strategic collaborations in its drug development activities for sharing development and commercialization costs. The Company is also actively pursuing the sale of certain intellectual property assets, or the sale or merger of the Company. .  If the Company engages in certain major transactions such as a merger or sale of in excess of 50% of our assets, the Holders are entitled to require a prepayment upon similar terms as those described above.

There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is a development stage enterprise as defined by FASB ASC 915, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to research and development. Since inception, all losses accumulated have been considered as part of the Company’s drug development activities.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying consolidated financial statements at September 30, 2009 and for the three- and nine-month periods ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2008, is derived from audited statements included in the Company’s Form 10-K filed with the SEC on March 31, 2009. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.

Loss Per Share

All numbers in the accompanying financial statements have been restated to give effect to a 3-for-1 stock split in August 2004 and a 1 for 20 reverse split in March 2007.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 60,516,342 and 59,264,669 shares at September 30, 2009 and 2008, respectively.

3.

Other Assets

In connection with the sale of $5.9 million of secured convertible notes, the Company paid expenses of $684,237 and issued warrants with fair value of $1,663,758. These total issuance costs of $2,347,996 were amortized to interest expense over the life of the notes using the interest method. During the three and nine months ended September 30, 2009 and 2008, the Company recognized amortization expense of debt issuance costs of $319,701, $289,387, $935,713 and $847,020, respectively.

4.

Convertible Notes

Convertible notes consist of $5,900,000 of Secured Convertible Notes, which were due on September 26, 2009. Interest on the outstanding principal balance of the Convertible Notes is 10% per annum and is payable quarterly on October 1, January 1, April 1 and July 1 of each year. The initial conversion price of the Convertible Notes was $0.40 per share. Interest has been accrued but not been paid for the quarters ended March 31, June 30, and September 30, 2009. In the event that interest is not paid, the Company must pay interest at the lesser of 18% per annum, or the maximum applicable legal rate per annum. As a result of the Company’s inability to make payment of the (1) the principal amount when due, or (2) interest when due, the Holders have the right, at the Holder’s option, to require the Company to prepay all or a portion of this Note in cash at a price equal to the sum of (i) the greater of (A) one hundred and twenty five percent (125%) of the aggregate principal amount of this Note plus all accrued and unpaid interest, and (B) the aggregate principal amount of this Note plus all accrued but unpaid interest thereon, divided by the Conversion Price on (x) the date the Prepayment Price (as defined below) is demanded or otherwise due or (y) the date the Prepayment Price is paid in full, whichever is less, multiplied by the daily volume weighted average price of the Common Stock on (x) the date the Prepayment Price is demanded or otherwise due, and (y) the date the Prepayment Price is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the Note and the warrants (the “Triggering Event Prepayment Price.” Under current conditions, the greater amount is 125% of the aggregate principal amount of the note. The agreement that extended the Maturity Date, among other things, increased the outstanding principal balance owed under the notes by one hundred and twenty five percent and, accordingly, the value of the notes shown in the accompanying balance sheet has been adjusted to 125% of the principal amount, or $7,375,000. On October 19, 2009, the note holders waived any event of default for failure to make timely interest and principal payments, and agreed to extend the maturity date of the notes until November 1, 2009, and to charge the default interest rate only from the period from April 1, 2009 through June 29, 2009, in return for, among other things, the previously described increase in the principal amount outstanding to reflect the Triggering Event Prepayment Price, a reduction of the conversion price on the notes from $0.40 to $0.20, and a reduction in the exercise price of the outstanding warrants to $0.01, the right to appoint at least one board member, additional dilution protection, and restrictions on expenditures and additional indebtedness. On October 27, 2009, the note holders agreed to extend the maturity date of the secured convertible notes to December 1, 2009. Because the notes mature in less than twelve months, they are shown as current liabilities in the accompanying balance sheet as of September 30, 2009, as negotiations continue with the note holders on restructuring the terms of the Notes.

The Convertible Notes, and the amendments thereto, contain certain covenants to which the Company must adhere to while the Convertible Notes are outstanding, including restrictions on incurring additional indebtedness, merging with another company, or paying dividends. Defaults under the note include failure to pay interest or liquidated damages when due, failure to perform any covenant, suspension of trading in the Company’s stock, or failure to maintain the registration statement. In the event of a default, the holders may at any time at their option, declare the entire principal balance of the Note together with interest accrued thereon due. In connection with the issuance of the notes, the Company executed a Security Agreement pursuant to which it granted a security interest and lien on all of its assets, and a Patent, Trademark and Copyright Security Agreement pursuant to which it granted a security interest and lien on its patents, trademarks, goodwill and copyrights. The liens will terminate when the note and all amounts due in connection with the note are satisfied.

Debt discount arose as a result of the beneficial conversion option on the notes, and the fair value attributed to the detachable warrants included with the notes. This discount is being amortized to interest expense over the life of the notes. During the three and nine months ended September 30, 2009 and 2008, debt discount amortization amounted to $782,915, $708,705, $2,291,465, and $2,074,263, respectively.

5.

Stockholders’ Equity

Pursuant to its agreement with the note holders as of October 19, 2009, the Company agreed that, while the Secured Convertible notes are outstanding, the Company will not issue or sell any variable rate securities, and that for up to 3 years after the date of that agreement, any time that the Company issues equity securities or securities that are convertible or exchangeable into equity securities, and the sum of the holders’ fully diluted number of shares of common stock of the Company is less than 65% of the fully diluted number of shares of common stock of the Company, the Company is obligated to issue to each holder a number of five-year warrants such that that holder’s pro-rata portion would be the same as before the issuance, at a price of $0.01, or as adjusted.

6.

Stock-Based Compensation

During the three months ended September 30, 2009, options for 50,000 shares were cancelled, none were exercised or expired, and options for 106,750 shares were granted. As of September 30, 2009, options for 456,417 shares have not yet vested, and the unrecognized expense is $302,355 for those awards. Of these unvested options, options for 8,500 shares remain unvested because the performance conditions under which they will vest is not yet considered probable, for which the related fair value is $80,710.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options and warrants.

Three Months Ended September 30, 2009
Weighted average fair value at date of grant for options granted during the period	$0.24
Risk-free interest rate	3.07%
Expected stock price volatility	172%
Expected dividend yield	0.0%

Options for 198,417 and 376,971 shares vested during the three months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008, $115,047 and $156,674 was recorded for stock-based compensation expense. For the nine months ended September 30, 2009 and 2008, $416,003 and $470,828 was recognized in expense for stock-based compensation.

7.

Income Taxes

Income tax expense was $0 for the three months ended September 30, 2009 and 2008. As of January 1, 2009, we had no unrecognized tax benefits and, accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended September 30, 2009, and there was no accrual for uncertain tax positions as of September 30, 2009.

There is no income tax benefit for the net loss for the three months ended September 30, 2009 and 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

8.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard is not currently applicable to the Company because the Company does not have any non-controlling minority interests.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This standard is not currently applicable to the Company because the Company does not have any intangible assets.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt that may be settled for cash upon conversion.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through November 16, 2009 the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have an effect on the Company’s financial reporting.

As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

9.

Subsequent Events

As discussed in Notes 1, 4 and 5 above, On October 19, 2009, the note holders waived any event of default for failure to make timely interest payments, and agreed to extend the maturity date of the notes until November 1, 2009, and to charge the default interest rate only from the period from April 1, 2009 through June 29, 2009, in return for, among other things, the previously described increase in the principal amount outstanding to reflect the Triggering, Event Prepayment Price, a reduction of the conversion price on the notes from $0.40 to $0.20, and a reduction in the price of the outstanding warrants to $0.01, the right to appoint at least one board member, additional dilution protection, and restrictions on expenditures and additional indebtedness. On October 27, 2009, the note holders agreed to extend the maturity date of the secured convertible notes to December 1, 2009.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008, except as noted below. See our Note 1 in our unaudited consolidated financial statements for the nine months ended September 30, 2009, as set forth herein, and our Note 8 of those financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

We recorded net losses of $3,181,198 and $1,766,392, respectively for the three months ended September 30, 2009 and 2008, and net losses of $7,291,939 and $5,559,430, respectively, for the nine months ended September 30, 2009 and 2008. Our net loss in the nine month period ended September 30 this year increased over the same period last year primarily as of a significant increase in interest expense and a contractual adjustment of the principal of our secured convertible notes, and to a lesser extent, an increase in interest expense and an increase in amortization of debt discount and debt issuance costs, offset by a decrease in general and administrative expenses in the nine month periods.

General and administrative expenses were $184,702 and $405,486 during the three months ended September 30, 2009 and 2008, respectively, and $943,461 and $1,330,748, respectively, in the nine month periods ended September 30, 2009 and 2008. General and administrative expenses consist principally of officers’ salaries, stock-based compensation expense, legal and accounting fees, insurance premiums, and facilities costs. The lower cost in the three month period ending in September of 2009 resulted from the suspension of investor relations activities and lower legal fees and stock-based compensation charges, offset in part by an increase in compensation for board directors The lower cost this year in the nine month period resulted from a lower spending on investor relations activities, lower legal fees, lower stock-based compensation charges and a reduction in insurance premiums.

Research and development expenses were $132,846 and $222,282 during the three months ended September 30, 2009 and 2008, and $1,066,494 and $901,151, respectively, for the nine months ended September 30, 2009 and 2008. Research and development expenses consist principally of costs directly associated with our activities related to the development of ATPace™ and CDP-1050. The decrease to 2009 from 2008 in the current three-month period is due to a suspension of research and development activities pending acquiring additional funding to commence the Phase IIIb clinical trials for ATPace™. The increase from 2009 over 2008 in the nine month period resulted from expenditures for preparing, and gaining approval from the FDA for the SPA for our Phase IIIb clinical trials for ATPace™, expenditures for preparing the drug supply to be used in those trials, and preparing for Phase II clinical trials of CDP-1050.

Interest income was $259 and $6,996, respectively, during the three months ended June 30, 2009 and 2008, and $2,059 and $40,251, respectively, for the nine months ended September 30, 2009 and 2008. The variance generally corresponds to decreasing cash balances and lower interest rates in 2009. For the three months ended September 30, 2009 and 2008, we accrued $286,294 and $147,518 of interest expense, and incurred $1,102,615 and $998,102 of amortization expense related to the debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007. The amount in 2009 was higher due to default rates of interest incurred when the Company was unable to make required quarterly payments of interest. For the nine months ended September 30, 2009 and 2008, we accrued $581,865 and $446,499 of interest expense, and incurred $3,227,178 and $2,921,283 of amortization expense related to the debt discount and debt issuance costs on the convertible notes issued in the third quarter of 2007. In addition, in September, 2009, the Company recognized $1,475,000 in expense as a result of the contractual adjustment of the principal amount of the notes payable resulting from the Company not repaying the notes upon their original maturity date of September 26, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $155,862, compared to $1,545,822 at December 31, 2008. Working capital was a negative $8,420,052 at September 30, 2009, compared to negative working capital of $2,567,195 at December 31, 2008, primarily as a result of reclassification of the convertible notes to a current liability due to their maturity date within the next 12 months, the increase in principal amount of the secured convertible notes, the amortization of debt discount on the notes, and our decreasing cash balance. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $12.3 million of equity securities and convertible debt issues.

We do not currently anticipate any revenues derived from either product sales or from governmental research grants during the next twelve months. During the nine months ended September 30, 2009, our cash used in operating activities was $1,366,371. The primary differences between the net loss of $7,291,939 and operating cash flow are noncash charges of $534,133 for options and warrants issued for services, $2,291,465 for amortization of debt discount, $935,713 of amortization of debt issuance costs, and $1,475,000 of contractual adjustment of the principal amount of our secured convertible notes. In addition, accounts payable and accrued expenses increased $733,534.

Based on our current plan of operations and the cash remaining from the closing of a private offering of convertible securities in 2007, we believe that our current cash balances will run out in the fourth quarter of 2009. We currently do not have sufficient cash to repay the notes when they mature on December 1, 2009, and we have not paid interest on the notes since December 31, 2008. If the the note holders were to exercise their rights under the notes, they could foreclose on our assets.

In addition, the estimated costs of completing the development of our current and proposed drug candidates and of obtaining all required regulatory approvals to market them could be substantially greater than what we have anticipated and the amount of funds we currently have available, or which may become available through the exercise of outstanding options and warrants to purchase 46.7 million shares will not be sufficient. In addition, the cash that we anticipated may be generated from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all, because most of our warrants contain a cashless exercise feature and a substantial amount of the outstanding warrants recently were adjusted to reflect a reduced warrant exercise price of $.01. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. We will seek to obtain any additional funds required through additional financing sources and strategic alliances with larger pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will allow us to fund our operations. In addition, the recent extension to the note agreements provided the note holders with certain dilution features that will make it more difficult to raise additional funds. If we are unsuccessful or only partly successful in our efforts to secure additional funding required, some or all of our research and development activities related to current and proposed product candidates could be delayed and we could be forced to reduce the scope of these activities or otherwise limit or terminate our operations altogether or file for bankruptcy. We may also seek to sell certain of our assets or sell our company, if we cannot obtain the funds needed.

As of September 30, 2009, we had an accumulated deficit of approximately $27.6 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our product development efforts result in revenues, and there can be no assurance that we will be able to do so.

As of September 30, 2009, we had short-term debt obligations with a face value of $7,375,000 maturing on December 1, 2009, no capital lease obligations, no operating lease obligations, and no material purchase obligations.

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

Item 4.

Controls and Procedures

Item 4T.

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

As of September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-- OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 1A.

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

We have not generated any revenues to date and have incurred operating losses since our inception. We do not expect to generate any revenues in the foreseeable future and therefore expect to continue to incur significant operating losses for the foreseeable future. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. We have funded all of our activities through sales of our securities. For the nine month periods ended September 30, 2009 and 2008, we had net losses of approximately $7,291,939 and $5,559,430, respectively. We expect to incur losses for at least the next several years as we continue to spend substantial amounts on the research and development of our current and proposed product candidates, including pre-clinical research and clinical trials. There can be no assurance that we will ever generate any revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate any revenues or become and remain profitable, we may have to cease our operations and liquidate our business.

We do not have sufficient funds to pay our current obligations, nor the secured notes when they become due in December, 2009. Our negotiations with the secured note holders to extend the maturity date of their secured convertible notes beyond December 1, 2009 and make other changes to our capital structure in order to facilitate raising additional capital have not been successful. If we cannot extend the maturity date of the secured convertible notes or raise additional capital, we may need to suspend operations or the note holders may foreclose upon our assets.

At September 30, 2009, our cash on hand was $155,862 and our trade accounts payable were $603,639. We have not paid interest on our secured convertible notes since December, 2008. Our secured convertible notes with an adjusted face amount of $7,375,000 come due on December 1, 2009. We currently do not have the funds necessary to pay the accrued interest or the principal amount outstanding of the notes nor do we have a commitment for the provision of any financing for such purposes. The notes are secured by all of the assets of the Company, primarily our intellectual property. Because we have not paid the cash interest due March 31, June 30, and September 30, 2009, the Company has paid default rates of interest and incurred a contractual adjustment of the of the notes. If the Company does not repay the notes and accrued interest on December 1, 2009, the note holders could declare the notes in default and may seize the assets of the Company, and we would be forced to suspend all operations and drug development work.

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

Because we have not generated any revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger pharmaceutical or biomedical companies to fund our short and long-term operations. As a result, we likely will be required to issue securities to obtain such funds, which issuances would dilute the percentage ownership of our stockholders. The recent extension to the note agreements provided the note holders with certain dilution features that will make it more difficult to raise additional funds and create further dilution to the percentage ownership of our stockholders. In addition, we have recently as well as in the past issued securities in lieu of cash as payment for services and we anticipate that we will continue to do so. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in August, 2007, we sold convertible notes with detachable warrants which were convertible into 625,000 shares of our common stock; the warrants could be exercised to purchase an additional 625,000 shares of our common stock at a price of 40¢ per share. To raise additional funds, we entered into a placement agent agreement which included a warrant to purchase 250,000 shares of our common stock at an exercise price of 56¢ per share. The placement agent helped us to sell 10%, three-year convertible notes with a face value of $5,750,000, which are convertible into 14,375,000 shares of our common stock at a conversion price of 40¢ per share, which was recently reduced to $.20 per share; the notes also carried one-year warrants for the purchase of 14,375,000 shares of our common stock at an exercise price of 50¢ per share (which was recently reduced to $.01 per share) and five year warrants for the purchase of 14,375,000 share of our common stock at an exercise price of 44¢ per share (which was recently reduced to $.01 per share). Both warrants may be exercised in whole or in part on a cashless exercise basis. In connection with this transaction, we issued a warrant to the placement agent for the purchase of 4,312,500 shares at an exercise price of 44¢ per share.

In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. In January, 2009, the Company entered an arrangement with our contract research organization (CRO) in which up to 20% of the first $1 million of their fees for work on the Phase IIIb clinical trials for ATPace™ could be paid in stock instead of cash. Pursuant to this arrangement, we have directed our stock transfer agent to issue to the CRO 115,225 of the 400,000 shares of common stock held in escrow under this arrangement. We also directed our stock transfer agent to issue 70,000 shares of common stock to a consultant who is assisting us with raising additional capital. Any additional capital we raise will be subject to payment of placement agent fees, the issuance of additional warrants, and the dilution protection afforded the note holders.

In addition, as part of an agreement with the holders of our secured convertible notes, the Company agreed that, while the Secured Convertible notes are outstanding, the Company will not issue or sell any variable rate securities, and that for up to 3 years after the date of that agreement, any time that the Company issues equity securities or securities that are convertible or exchangeable into equity securities, and the sum of the holders’ fully diluted number of shares of common stock of the Company is less than 65% of the fully diluted number of shares of common stock of the Company, the Company is obligated to issue to each holder a number of five-year warrants such that that holder’s pro-rata portion would be the same as before the issuance, at a price of $0.01, or as further adjusted.

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

Regarding the development of ATPotent™ we have licensed the right to market the drug in EU countries and Ukraine and Russia to a third party, which is planning to commence a proof of concept study in Italy later this year. We are not going to pursue an approval by the FDA until the aforementioned trial is completed. There is no guarantee that this trial would be successful and/or the FDA would allow us to use data obtained in the trial to support an NDA. In addition, the FDA ultimately could require us to carry out additional clinical trials that could be more difficult, expensive and time-consuming. Our pre-clinical studies of ATPotent™ were conducted at the University of Pennsylvania without compliance with the FDA’s good laboratory practices, and there can be no assurance that the data generated from these studies will be accepted by the FDA should we seek to include this data in any FDA filings for ATPotent™.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.

We have used substantial funds to develop our technologies and our products and will require substantial additional funds to conduct further research and development. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, which have generated approximately an aggregate of $12.3 million of net proceeds since 1996. In addition, cash from the exercise of outstanding warrants may be less than we have anticipated, if there is any at all because of our warrants which contain a cashless exercise feature and because of the recent reduction in exercise price for a substantial portion of the outstanding warrants. The estimated cost of completing the development of our current and proposed product candidates and of obtaining marketing approval for these products is substantially greater than the amount of funds we currently have available. We believe that our cash balances will run out in the fourth quarter of 2009. We will need substantial additional funding to carry out our planned development work for our current product candidates, ATPace™ and ATPotent™, and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), to develop our technologies and three proposed product candidates, Vagonixen™, Ocuprene™, and Aspirex™, to maintain our licensing fees and to acquire and develop any new relevant technologies and product candidates that may become available to us, such as the technology we received in our recent licensing agreement with Duke in June, 2008 (CDP-1050). Our actual expenditures needed to complete the development of ATPace™ alone could substantially exceed our current expectations due to a variety of factors, many of which are difficult to predict or are outside of our control, including revisions to our current development plan required by the FDA including additional clinical trials and costs associated with meeting these requirements. We will also incur substantial costs to develop ATPotent™, and acquire a marketing license for this product candidate. Our costs to commence even limited drug candidate discovery and pre-clinical work on our proposed product candidates, Vagonixen™ and Ocuprene™, will be significant. Clinical development expenses for each of these proposed product candidates will be very substantial and will require a strategic alliance with a larger pharmaceutical company that has expertise and sufficient resources to fund the clinical development costs. If we are successful in our attempts to obtain a small molecule that would be developed as a Vagonixen™ drug candidate, we may have to pay significant upfront fees and additional substantial milestone-dependent fees. We may seek to obtain these additional funds through additional financing sources, including the possible sale of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources or create any such alliances, or that the terms under which we obtain any funding will be sufficient to fund our operations. We may also seek to sell certain assets or our company. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether. The notes which matured on September 30, 2009, and were subsequently extended until December 1, 2009, are secured by all of the assets of the Company, primarily our intellectual property and if the note holders are not paid on their maturity date, they may foreclose on our assets. In addition, certain of our licenses require minimum annual payments in order for us to maintain the license, which we will be unable to do without additional financing.

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

Regarding ATPotent™, if clinical trials are required by the FDA, we may encounter further difficulties due to the nature or complexity of the protocol or for other unanticipated reasons. It will take at least several years before marketing approvals for ATPace™ and ATPotent™ are obtained, even if we can confirm the previously published data.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2009, the Company issued 100,382 shares of its common stock in lieu of a retainer for assistance in securing sources of additional capital to continue the Company’s drug development efforts. The issuances of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us. The shares were issued to one accredited investor, that had an opportunity to ask questions of our management. The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received shares stating they were restricted. This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

CORDEX PHARMA, INC.
(Registrant)

Date:	November 16, 2009	By:	/s/ WAYNE R. LORGUS
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